Form 10QSB
period 1996-03-31
BRAUVIN NET LEASE V INC
filed 1996-05-15
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   March 31, 1996

                                or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from        to

     Commission File Number   0-28332

                    Brauvin Net Lease V, Inc.
        (Exact name of small business issuer as specified
                         in its charter)

                 Maryland                 36-3913066
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)    Identification No.)

     150 South Wacker Drive, Chicago, Illinois  60606
     (Address of principal executive offices)  (Zip Code)

                          (312) 443-0922
         (Issuer's telephone number, including area code)


       (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .

The aggregate market value of Common Stock held by nonaffiliates as of May 14, 1996 was $12,999,531. As of May 14, 1996, the issuer had 1,299,954 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes     No X .

                              INDEX

                                                               Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .3

        Balance Sheet at March 31, 1996. . . . . . . . . . . . . . . .4

        Statements of Income for the three months
        ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . .5

        Statements of Cash Flows for the three months
        ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . .6

        Notes to Financial Statements. . . . . . . . . . . . . . . . .7

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . . 12

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 15

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . 15

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 15

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Balance Sheet as of March 31, 1996, Statements of Income for the three months ended March 31, 1996 and 1995 and Statements of Cash Flows for the three months ended March 31, 1996 and 1995 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1995 Annual Report on Form 10-K.

                          BALANCE SHEET
                           (Unaudited)

                                                  March 31,
                                                      1996
ASSETS
Investment in real estate, at cost:
  Land                                                $ 2,622,337
  Buildings                                             5,185,796
                                                        7,808,133
  Less: accumulated depreciation                         (129,016)
Net investment in real estate                           7,679,117

Cash and cash equivalents                               4,195,922
Organization costs (net of accumulated
  amortization of $14,583)                                 20,417
Tenant receivables                                         19,074
Prepaid expenses and deferred
  acquisition costs                                        74,465
Total Assets                                          $11,988,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                 $     6,508
Prepaid rent                                               16,292
Due to affiliates                                           6,500
Total Liabilities                                          29,300

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued                     --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,299,954 shares issued and outstanding                  13,000
Additional paid-in capital                             11,911,667
Retained earnings                                          35,028
Total Stockholders' Equity                             11,959,695

Total Liabilities and Stockholders' Equity            $11,988,995

                See notes to financial statements.

                       STATEMENTS OF INCOME
        For the Three Months Ended March 31, 1996 and 1995
                           (Unaudited)

                                           1996            1995
INCOME
Rental                                       $228,230        $79,523
Interest                                       41,184         36,469

Total Income                                  269,414        115,992

EXPENSES
Directors fees                                  6,999          6,001
Advisory fees                                  19,048         10,463
Management fees                                 2,131            549
General and administrative                     16,331         11,091
Acquisition costs                              30,814          8,729
Depreciation and amortization                  34,161         12,837

Total Expenses                                109,484         49,670

Net Income                                   $159,930        $66,322

Net Income Per Share                         $   0.13        $  0.10

                See notes to financial statements.

                     STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1996 and 1995
                           (Unaudited)

                                                       1996        1995
Cash flows from operating activities
Net income                                          $ 159,930  $   66,322
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                      1,750       1,750
Depreciation                                           32,411      11,087
Acquisition costs charged off                          30,814       8,729
Changes in operating assets
  and liabilities:
  Decrease (increase) in prepaid expenses               3,999        (199)
  Increase in tenant receivables                      (19,074)         --
  Decrease in accounts payable and
    accrued expenses                                  (11,992)     (9,753)
  (Decrease) increase in prepaid rent                  (3,000)     12,292
  Increase in due to affiliates                         6,480      10,531
Net cash provided by operating activities             201,318     100,759

Cash flows from investing activities
Purchase of properties                                (23,447) (2,585,681)
Acquisition costs                                     (49,008)    (74,493)
Cash used in investing activities                     (72,455) (2,660,174)

Cash flows from financing activities
Issuance of stock                                   1,321,538   2,992,756
Selling commissions and other
  offering costs                                     (116,877)   (274,272)
Dividends                                            (196,106)    (36,000)
Net cash provided by financing activities           1,008,555   2,682,484

Net increase in cash and cash equivalents           1,137,418     123,069
Cash and cash equivalents at
  beginning of period                               3,058,504   3,455,715
Cash and cash equivalents at
  end of period                                    $4,195,922  $3,578,784

                See notes to financial statements.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

1. Organization and Business

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund acquires properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. Substantially all of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996.

2. Significant Accounting Policies

   Federal Income Taxes

   For the year ended December 31, 1996, the Fund intends to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and meets certain asset and income tests as well as other requirements. Accordingly, no provision has been made for Federal income taxes in the financial statements.

   Earnings Per Share

   For the three months ended March 31, 1996 and 1995, net income per share is based on the average shares outstanding of 1,237,518 and 634,907, respectively, and net income of $159,930 and $66,322, respectively.

   Reclassifications

   Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

3. Subscription Contingency

   During the period from February 15, 1995 through March 2, 1995 (the "Supplement Period") the Fund sold approximately $221,100 of shares to a total of eight investors pursuant to a prospectus dated February 25, 1994 which contained audited financial statements dated October 14, 1993 and Prospectus Supplements Numbers 1 and 2 dated December 9, 1994 and February 6, 1995. Federal securities laws require that when a prospectus is used more than nine months after the effective date of the registration statement of which it is a part, information contained therein shall be as of a date no more than sixteen months prior to such use. Investors who purchased shares in the Fund during the Supplement Period were not afforded access to the Fund's updated audited financial statements (the "Updated Financial Information") as of December 31, 1994 and 1993 and for the year ended December 31, 1994. The Fund had no operations during 1993 and acquired its first property in late November 1994. A possibility exists that any or all of the eight investors could request a return of their investment, in which event such amounts, aggregating $221,100, would be required to be paid from the Fund's available cash resources. The Fund believes that the possibility that such investors would request their investment returned is remote because the Fund has since provided such investors (as well as other stockholders during the relevant period) with the Updated Financial Information, the Fund has conducted its operations in a manner consistent with the terms of the prospectus and the Fund has had no such request from any of the investors. The Fund believes that the return of such amounts would not adversely affect the financial condition or liquidity of the Fund.

4. Related Party Transactions

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March 31, 1996 and 1995 were as follows:

                                  1996                 1995
                                    Payable                     Payable
                         Incurred  (Receivable)     Incurred (Receivable)
Selling commissions           $73,856    $    --    $167,578    $    --
Due diligence fees             11,606         --       2,900     (7,333)
Advisory fees                  19,048      6,500      10,463     18,734
Dividend
  reinvestment fees               411         --          68         84
Management fees                 2,131         --         549         --
Nonaccountable fees            31,413         --      74,649        988
Acquisition fees and
  expenses                     67,875         --     105,713         --
                             $206,340     $6,500    $361,920    $12,473

5. Dividends

   Below is a table summarizing the dividends declared:

      Declaration      Record       Payment      Dividend
        Date(a)         Dates        Date        Rate (b)   Amount
       11/1/94      7/1/94-9/30/94   11/15/94     .08525%   $ 13,566
        2/3/95    10/1/94-12/31/94    2/15/95     .01096      36,000
        5/4/95      1/1/95-3/31/95    5/15/95     .01370      78,681
        8/3/95      4/1/95-6/30/95    8/15/95     .01781     136,467
       11/2/95      7/1/95-9/30/95   11/15/95     .01918     169,235
       1/25/96    10/1/95-12/31/95    2/15/96     .01918     196,106
        5/2/96      1/1/96-3/31/96    5/15/96     .01918     216,247

(a) Dividends were declared on a daily basis.
(b) The dividend rate is presented on a per day basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment
Plan shall equal $10 per share with the purchase of partial shares allowed. Funds raised through the Reinvestment Plan will be utilized to (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. As of March 31, 1996, there were approximately 13,400 shares purchased through the Reinvestment Plan.

   In order to qualify as a REIT, the Fund is required to distribute dividends to its stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

6. Subsequent Events

   On May 2, 1996, the Fund declared an ordinary income dividend on a per share basis of $0.00001918 per day for each day investors were admitted between January 1, 1996 and March 31, 1996. The dividend aggregated $216,247 payable to stockholders of record on March 31, 1996 and will be paid on May 15, 1996.

   On May 3, 1996, the Fund purchased a 10,843 square foot building and the underlying land which is occupied by a Pier One Imports store (the "Pier One Property") located in Sioux Falls, South Dakota, from an unaffiliated party, for $1,375,000 plus closing costs. The Pier One Property is leased to Pier One Imports, Inc. under a triple net lease, for ten years with two five-year extension options. The lease requires a minimum base rent each month in the amount of $13,046.

   On May 6, 1996, the Fund received a notice, dated April 30, 1996, which stated that the On The Border restaurant, located in Stafford, Texas, intends to discontinue its operations on May 29, 1996. However, Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and work with the Fund to remedy this situation. The Fund will contemplate various alternatives including subleasing the facility or "swapping" the asset for an operating property. At this point in time, the Fund does not anticipate that this situation will adversely effect the Fund's cash flow.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

   The Fund commenced an offering to the public on February 25, 1994 of 5,500,000 shares, 500,000 of which were available through the dividend reinvestment plan (the "Reinvestment Plan"). The offering closed on February 25, 1996 having received $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan. As of March 31, 1996, the Fund had received $11,924,667 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus. The Fund did not acquire any property during the three months ended March 31, 1996. Subsequent to March 31, 1996, the Fund purchased a property, from an unaffiliated party, for $1,375,000 plus closing costs. Except for certain acquisition costs related to the foregoing property, at March 31, 1996 the Fund had no material capital commitments. In the opinion of management of the Fund, each property is adequately covered by insurance. At March 31, 1996, approximately $3,900,000 of proceeds from the sale of common stock and from the Reinvestment Plan is available and is intended for investment in real estate.

Cash Flows

   The Fund's cash flows during the three months ended March 31, 1996 resulted principally from financing activities relating to the issuance of stock, which generated $1,321,538 less costs related thereto such as selling commissions and other costs aggregating $116,877 and dividends to stockholders of $196,106. Cash flows provided by operating activities were $201,318 due principally to cash generated from property operations. Cash flows used in investing activities were $72,455 relating principally to the acquisition of the property purchased subsequent to March 31, 1996. The Fund anticipates that operating activities will continue to provide sources of cash as the Fund invests available proceeds in real estate.

   The Fund's cash flows during the three months ended March 31, 1995, resulted principally from financing activities relating to the issuance of stock, which generated $2,992,756, less costs related thereto such as selling commissions and other costs aggregating $274,272 and dividends to stockholders of $36,000.
Cash flows provided by operating activities were $100,759 due principally to cash generated from property operations. Cash flows used in investing activities were $2,660,174 relating principally to the acquisition of an On The Border restaurant and a Blockbuster Video store.

Results of Operations

   Results of operations for the three months ended March 31, 1996 reflected rental income of $228,230. Rental income represented three months of rental income for the six properties held for the entire three months. Total income was $269,414 which consisted primarily of rental income and interest income earned on subscriptions invested in interest bearing accounts. Total expenses were $109,484 and net income was $159,930.

   Results of operations for the three months ended March 31, 1995 reflected rental income of $79,523. Total rental income for the single property held for the entire three months was $25,313. Total income was $115,992 which consisted primarily of rental income and interest income earned on subscriptions invested in interest bearing accounts. Total expenses were $49,670 and net income was $66,322 at March 31, 1995.

   On May 6, 1996, the Fund received a notice, dated April 30, 1996, which stated that the On The Border restaurant, located in Stafford, Texas, intends to discontinue its operations on May 29, 1996. However, Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and work with the Fund to remedy this situation. The Fund will contemplate various alternatives including subleasing the facility or "swapping" the asset for an operating property. At this point in time, the Fund does not anticipate that this situation will adversely effect the Fund's results of operations.

   On January 25, 1996, the Fund declared an ordinary income dividend on a per share basis of $0.00001918 per day for each day investors were admitted between October 1, 1995 and December 31, 1995. The dividend aggregated $196,106 payable to stockholders of record on December 31, 1995 which was paid on February 15, 1996.

   On May 2, 1996, the Fund declared an ordinary income dividend on a per share basis of $0.00001918 per day for each day investors were admitted between January 1, 1996 and March 31, 1996. The dividend aggregated $216,247 payable to stockholders of record on March 31, 1996 and will be paid on May 15, 1996.

   The Fund qualifies as a REIT under Sections 856-860 of the Internal Revenue Code, as amended (the "Code"). In order to qualify, the Fund is required to make distributions of an amount not less than 95% of its REIT taxable income during the year.

     PART II - OTHER INFORMATION


      ITEM 1.                Legal Proceedings.

                             None.

      ITEM 2.                Changes in Securities.

                             None.

      ITEM 3.                Defaults Upon Senior Securities.

                             None.

      ITEM 4.                Submission of Matters to a Vote of Security
                             Holders.

                             None.

      ITEM 5.                Other Information.

                             None.

      ITEM 6.                Exhibits and Reports On Form 8-K.

                             Exhibit 27. Financial Data Schedule

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    BRAUVIN NET LEASE V, INC.


                    BY:    /s/ James L. Brault
                           James L. Brault
                           Executive Vice President and Secretary

                    DATE:  May 14, 1996


                    BY:    /s/ Thomas J. Coorsh
                           Thomas J. Coorsh
                           Chief Financial Officer

                    DATE:  May 14, 1996