Form 10QSB
period 1996-06-30
BRAUVIN NET LEASE V INC
filed 1996-08-13
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   June 30, 1996

                                or

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

The aggregate market value of Common Stock held by nonaffiliates as of August 13, 1996 was $12,991,510. As of August 13, 1996, the
issuer had 1,299,151 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes     No X .
                              INDEX

                                                               Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .3

        Balance Sheet at June 30, 1996 . . . . . . . . . . . . . . . .4

        Statements of Income for the Six Months
        Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .5

        Statements of Income for the Three Months
        Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .6

        Statements of Cash Flows for the Six Months
        Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .7

        Notes to Financial Statements. . . . . . . . . . . . . . . . .8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . . 12

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 15

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . 15

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 15

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 16

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Balance Sheet as of June 30, 1996, Statements of Income for the six and three months ended June 30, 1996 and 1995 and Statements of Cash Flows for the six months ended June 30, 1996 and 1995 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1995 Annual Report on Form 10-K.

                          BALANCE SHEET
                           (Unaudited)

                                                    June 30,
                                                      1996
ASSETS
Investment in real estate, at cost:
  Land                                                $ 3,175,991
  Buildings                                             6,064,255
                                                        9,240,246
  Less: accumulated depreciation                         (165,085)
Net investment in real estate                           9,075,161

Cash and cash equivalents                               2,793,968
Organization costs (net of accumulated
  amortization of $16,333)                                 18,667
Tenant receivables                                         42,282
Prepaid expenses and deferred
  acquisition costs                                        66,942
Total Assets                                          $11,997,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                 $    12,000
Prepaid rent                                               27,842
Total Liabilities                                          39,842

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued                     --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,303,172 shares issued and outstanding                  13,032
Additional paid-in capital                             11,940,169
Retained earnings                                           3,977
Total Stockholders' Equity                             11,957,178

Total Liabilities and Stockholders' Equity            $11,997,020


                See notes to financial statements.

                       STATEMENTS OF INCOME
         For the Six Months Ended June 30, 1996 and 1995
                           (Unaudited)

                                           1996            1995
INCOME
Rental                                       $481,795       $224,420
Interest                                       85,435         79,319

Total Income                                  567,230        303,739

EXPENSES
Directors fees                                 11,998         12,002
Advisory fees                                  38,590         23,515
Management fees                                 4,667          2,248
General and administrative                     63,967         25,915
Acquisition costs                              30,902         12,155
Depreciation and amortization                  71,980         35,338

Total Expenses                                222,104        111,173

Net Income                                   $345,126       $192,566

Net Income Per Share                         $   0.27       $   0.26
















                See notes to financial statements.

                       STATEMENTS OF INCOME
        For the Three Months Ended June 30, 1996 and 1995
                           (Unaudited)

                                           1996            1995
INCOME
Rental                                       $253,565       $144,897
Interest                                       44,251         42,850

Total Income                                  297,816        187,747

EXPENSES
Directors fees                                  4,999          6,001
Advisory fees                                  19,542         13,052
Management fees                                 2,536          1,699
General and administrative                     47,636         14,824
Acquisition costs                                  88          3,426
Depreciation and amortization                  37,819         22,501

Total Expenses                                112,620         61,503

Net Income                                   $185,196       $126,244

Net Income Per Share                         $   0.14       $   0.15
















                See notes to financial statements.

                     STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1996 and 1995
                           (Unaudited)

                                                      1996       1995
Cash flows from operating activities
Net income                                          $  345,126 $  192,566
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Amortization of organization costs                       3,500      3,500
Depreciation                                            68,480     31,838
Acquisition costs charged off                           30,902     12,155
Changes in operating assets
  and liabilities:
 Decrease in prepaid expenses                           4,998       4,002
 Increase in tenant receivables                       (42,282)         --
 Decrease in accounts payable and
   accrued expenses                                    (6,500)    (13,253)
 Increase in prepaid rent                               8,550      12,292
 Decrease in due to affiliates                            (20)        (16)
Net cash provided by operating
 activities                                           412,754     243,084

Cash flows from investing activities
Purchase of properties                             (1,455,560) (5,957,370)
Acquisition costs                                     (42,572)    (10,370)
Cash used in investing activities                  (1,498,132) (5,967,740)

Cash flows from financing activities
Issuance of stock                                   1,353,714   4,313,644
Selling commissions and other
 offering costs                                      (120,519)   (397,239)
Dividends                                            (412,353)   (114,680)
Net cash provided by financing
 activities                                           820,842   3,801,725

Net decrease in cash and cash
 equivalents                                         (264,536) (1,922,931)
Cash and cash equivalents at
 beginning of period                                3,058,504   3,455,715
Cash and cash equivalents at
 end of period                                     $2,793,968  $1,532,784


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

   Earnings Per Share

   For the six months ended June 30, 1996 and 1995, net income per share is based on the average shares outstanding of 1,268,348 and 737,351, respectively, and net income of $345,126 and $192,566, respectively. For the three months ended June 30, 1996 and 1995, net income per share is based on the average shares outstanding of 1,302,089 and 839,873, respectively, and net income of $185,196 and $126,244, respectively.

   Reclassifications

   Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

3. Related Party Transactions

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 1996 and 1995 were as follows:

                                  1996                 1995
                               Payable                  Payable
                   Incurred  (Receivable)  Incurred   (Receivable)
Selling commissions$ 76,214    $  --        $246,495      $17,089
Due diligence fees   11,820       --           6,555       (7,333)
Advisory fees        38,590       --          23,515        4,549
Dividend
Reinvestment fees       844       --              --           --
Management fees       4,667       --           2,248           --
Nonaccountable fees  32,485       --         104,165        1,125
Acquisition fees
and expenses        116,750       --         227,907           --
                   $281,370    $  --        $610,885      $15,430

4. Dividends

   Below is a table summarizing the dividends declared:

      Declaration      Record       Payment      Dividend
        Date(a)         Dates        Date        Rate (b)    Amount
        11/1/94      7/1/94-9/30/94   11/15/94    .08525%   $ 13,566
         2/3/95    10/1/94-12/31/94    2/15/95    .01096      36,000
         5/4/95      1/1/95-3/31/95    5/15/95     .01370      78,681
         8/3/95      4/1/95-6/30/95    8/15/95     .01781     136,467
        11/2/95      7/1/95-9/30/95   11/15/95     .01918     169,235
        1/25/96    10/1/95-12/31/95    2/15/96     .01918     196,106
         5/2/96      1/1/96-3/31/96    5/15/96     .01918     216,247
         8/1/96      4/1/96-6/30/96    8/15/96     .01918     227,068

(a) Dividends were declared on a daily basis.
(b) The dividend rate is presented on a per day basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares and make additional cash contributions. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. Funds raised through the Reinvestment Plan will be utilized to (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. As of June 30, 1996, there were approximately 17,670 shares purchased through the Reinvestment Plan.

   In order to qualify as a REIT, the Fund is required to distribute dividends to its stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

5. Subsequent Events

   On August 1, 1996, the Fund declared an ordinary income dividend on a per share basis of $0.0001918 per day for each day investors were admitted between April 1, 1996 and June 30, 1996.
The dividend aggregated $227,068 payable to stockholders of record on June 30, 1996 and will be paid on August 15, 1996.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

   The Fund commenced an offering to the public on February 25, 1994 of 5,500,000 shares, 500,000 of which were available through the dividend reinvestment plan (the "Reinvestment Plan"). The offering closed on February 25, 1996 having received $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan. As of June 30, 1996, the Fund had received $11,953,201 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus. The Fund purchased one property during the six months ended June 30, 1996. Except for certain acquisition costs related to the foregoing property, at June 30, 1996 the Fund had no material capital commitments. In the opinion of management of the Fund, each property is adequately covered by insurance. At June 30, 1996, approximately $2,500,000 of proceeds from the sale of common stock and from the Reinvestment Plan is available and is intended for investment in real estate.

Cash Flows

   The Fund's cash flows during the six months ended June 30, 1996 resulted principally from financing activities relating to the issuance of stock, which generated $1,353,714 less costs related thereto such as selling commissions and other costs aggregating $120,519 and dividends to stockholders of $412,353. Cash flows provided by operating activities were $412,754 due principally to cash generated from property operations. Cash flows used in investing activities were $1,498,132 relating principally to the acquisition of the Pier One Imports store purchased during the six months ended June 30, 1996. The Fund anticipates that operating activities will continue to provide sources of cash as the Fund invests available proceeds in real estate.

   The Fund's cash flows during the six months ended June 30, 1995, resulted principally from financing activities relating to the issuance of stock, which generated $4,313,644, less costs related thereto such as selling commissions and other costs aggregating $397,239 and dividends to stockholders of $114,680. Cash flows provided by operating activities were $243,084 due principally to cash generated from property operations. Cash flows used in investing activities were $5,967,740 relating principally to the acquisition of an On The Border restaurant, a Blockbuster Video store, a Chili's restaurant and a Just For Feet store.

Results of Operations

   Results of operations for the six months ended June 30, 1996 reflected rental income of $481,795. Rental income for the six properties held for the entire six months was $456,963. Total income was $567,230 which consisted primarily of rental income and interest income earned on cash and cash equivalents in interest bearing accounts. Total expenses were $222,104 and net income was $345,126.

   Results of operations for the six months ended June 30, 1995 reflected rental income of $224,420. Total rental income for the single property held for the entire six months was $50,628. Total income was $303,739 which consisted primarily of rental income and interest income earned on cash and cash equivalents in interest bearing accounts. Total expenses were $111,173 and net income was $192,566 at June 30, 1995.

   Results of operations for the three months ended June 30, 1996 reflected rental income of $253,565. Rental income for the six properties held for the entire three months was $228,481. Total income was $297,816 which consisted primarily of rental income and interest income earned on cash and cash equivalents in interest bearing accounts. Total expenses were $112,620 and net income was $185,196.

   Results of operations for the three months ended June 30, 1995 reflected rental income of $144,897. Total rental income for the properties held for the entire three months was $92,952. Total income was $187,747 which consisted primarily of rental income and interest income earned on cash and cash equivalents in interest bearing accounts. Total expenses were $61,503 and net income was $126,244 at June 30, 1995.

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

   On May 6, 1996, the Fund received a notice, dated April 30, 1996, which stated that the On The Border restaurant, located in Stafford, Texas, would discontinue its operations on May 29, 1996. However, Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and work with the Fund to remedy this situation. The Fund will contemplate various alternatives including subleasing the facility or "swapping" the asset for an operating property. At this point in time, the Fund does not anticipate that this situation will adversely effect the Fund's cash flow, as rent is currently paid on the lease.

   On January 25, 1996, the Fund declared an ordinary income dividend on a per share basis of $0.0001918 per day for each day investors were admitted between October 1, 1995 and December 31, 1995. The dividend aggregated $196,106 payable to stockholders of record on December 31, 1995 and was paid on February 15, 1996.

   On May 2, 1996, the Fund declared an ordinary income dividend on a per share basis of $0.0001918 per day for each day investors were admitted between January 1, 1996 and March 31, 1996. The dividend aggregated $216,247 payable to stockholders of record on March 31, 1996 and was paid on May 15, 1996.

   On August 1, 1996, the Fund declared an ordinary income dividend on a per share basis of $.0001918 per day for each day investors were admitted between April 1, 1996 and June 30, 1996.
The dividend aggregated $227,068 payable to stockholders of record on June 30, 1996 and will be paid on August 15, 1996.

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

           None.

  ITEM 3.  Defaults Upon Senior Securities.

           None.

  ITEM 4.  Submission of Matters to a Vote of Security Holders.

           (a) The Fund held an annual meeting of Stockholders on June 13, 1996.

           (b) The names of all Directors of the Fund are set forth in (c) below. Each of the Directors set forth in (c) below were Directors of the Fund during the previous year and will continue as Directors for the upcoming year.

           (c) Two matters were voted upon and approved by the stockholders. The presentation below briefly describes the matters voted upon and results of stockholders' votes.

           1.   Election of Directors:

                By Nominee               Votes For    Votes Withheld
                Jerome J. Brault            673,858.599      7,641.065
                James L. Brault             673,858.599      7,641.065
                Jeff A. Jacobson            673,858.599      7,641.065
                Gregory S. Kobus            673,858.599      7,641.065
                Kenneth S. Nelson           673,858.599      7,641.065
                Hugh K. Zwieg               673,858.599      7,641.065

           2.   Ratification of Auditors

                The Board of Directors has approved and the stockholders have ratified the selection of Ernst & Young LLP, independent public accountants, as auditors of the Fund for the year ended December 31, 1996.

                 Votes For          Votes Against      Abstentions
                          674,845.688          900           5,753.976

  ITEM 5.  Other Information.

           None.

  ITEM 6.  Exhibits and Reports On Form 8-K.

           Exhibit 27. Financial Data Schedule

           The Fund filed the following report on Form 8-K during the three months ended June 30, 1996:

           1. On May 17, 1996, the Fund filed Form 8-K dated May
              3, 1996 which reported as Item 2 the closing of its purchase of the Pier One Property and included as
              Item 7 the pro forma financial statements.

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


                    BRAUVIN NET LEASE V, INC.


                    BY:    /s/ James L. Brault
                           James L. Brault
                           Executive Vice President
                           and Secretary

                    DATE:  August 13, 1996


                    BY:    /s/ B. Allen Aynessazian
                           B. Allen Aynessazian
                           Chief Financial Officer

                    DATE:  August 13, 1996