Form 10QSB
period 1996-09-30
BRAUVIN NET LEASE V INC
filed 1996-11-13
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   September 30, 1996

                                or

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

The aggregate market value of Common Stock held by nonaffiliates as of November 13, 1996 was $12,989,979. As of November 13, 1996, the issuer had 1,298,999 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes     No X .
                              INDEX

                                                               Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .3

        Balance Sheet at September 30, 1996. . . . . . . . . . . . . .4

        Statements of Income for the Nine Months
        Ended September 30, 1996 and 1995. . . . . . . . . . . . . . .5

        Statements of Income for the Three Months
        Ended September 30, 1996 and 1995. . . . . . . . . . . . . . .6

        Statements of Cash Flows for the Nine Months
        Ended September 30, 1996 and 1995. . . . . . . . . . . . . . .7

        Notes to Financial Statements. . . . . . . . . . . . . . . . .8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 14

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . 14

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 14

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Balance Sheet as of September 30, 1996, Statements of Income for the nine and three months ended September 30, 1996 and 1995 and Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1995 Annual Report on Form 10-K.

                          BALANCE SHEET
                        September 30, 1996
                           (Unaudited)

ASSETS
Investment in real estate, at cost:
  Land                                                $ 3,176,192
  Buildings                                             6,064,576
                                                        9,240,768
  Less: Accumulated depreciation                         (202,987)
Net investment in real estate                           9,037,781

Cash and cash equivalents                               2,692,076
Organization costs (net of accumulated
  amortization of $18,083)                                 16,917
Tenant receivables                                         69,792
Prepaid expenses and deferred
  acquisition costs                                       111,294
Total Assets                                          $11,927,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                 $    18,000
Due to affiliates                                          56,557
Prepaid rent                                               12,292
Total Liabilities                                          86,849

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued                     --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,298,999 shares issued and outstanding                  12,990
Additional paid-in capital                             11,894,714
Accumulated deficit                                       (66,693)
Total Stockholders' Equity                             11,841,011

Total Liabilities and Stockholders' Equity            $11,927,860


                See notes to financial statements.

                       STATEMENTS OF INCOME
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                           1996            1995
INCOME
Rental                                       $750,274       $424,378
Interest                                      118,364        102,499

Total Income                                  868,638        526,877

EXPENSES
Directors fees                                 16,999         17,742
Advisory fees                                 114,631         38,418
Management fees                                 6,799          4,340
General and administrative                     78,748         42,777
Acquisition costs                              38,306         17,081
Depreciation and amortization                 111,632         67,834

Total Expenses                                367,115        188,192

Net Income                                   $501,523       $338,685

Net Income Per Share                         $   0.39       $   0.42
















                See notes to financial statements.

                       STATEMENTS OF INCOME
      For the Three Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                           1996            1995
INCOME
Rental                                       $268,479       $199,959
Interest                                       32,929         23,180

Total Income                                  301,408        223,139

EXPENSES
Directors fees                                  5,001          5,740
Advisory fees                                  76,041         14,903
Management fees                                 2,132          2,092
General and administrative                     14,781         16,863
Acquisition costs                               7,404          4,926
Depreciation and amortization                  39,652         32,496

Total Expenses                                145,011         77,020

Net Income                                   $156,397       $146,119

Net Income Per Share                         $   0.12       $   0.15
















                See notes to financial statements.

                     STATEMENTS OF CASH FLOWS
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                              1996         1995
Cash flows from operating activities
Net income                                     $  501,523   $  338,685
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Amortization of organization costs                  5,250        5,250
Depreciation                                      106,382       62,584
Acquisition costs charged off                      38,306       17,081
Changes in operating assets
 and liabilities:
   Decrease in prepaid expenses                     5,999        5,742
   Increase in tenant receivables                 (69,792)        (527)
   Decrease in accounts payable and
      accrued expenses                               (500)      (8,986)
   (Decrease) increase in prepaid rent             (7,000)      22,292
   Increase (decrease) in due to
      affiliates                                   56,538       (8,271)
Net cash provided by operating activities         636,706      433,850

Cash flows from investing activities
Purchase of properties                         (1,456,083)  (6,837,363)
Acquisition costs                                 (95,328)     (19,587)
Cash used in investing activities              (1,551,411)  (6,856,950)

Cash flows from financing activities
Issuance of stock, net of liquidations          1,311,985    5,671,887
Selling commissions and other
 offering costs                                  (639,421)    (511,209)
Dividends                                        (124,287)    (251,148)
Net cash provided by financing activities         548,277    4,909,530

Net decrease in cash and cash equivalents        (366,428)  (1,513,570)
Cash and cash equivalents at
 beginning of period                            3,058,504    3,455,715
Cash and cash equivalents at
 end of period                                 $2,692,076   $1,942,145



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

   Earnings Per Share

   For the nine months ended September 30, 1996 and 1995, net income per share is based on the average shares outstanding of 1,270,712 and 811,632, respectively, and net income of $501,523 and $338,685, respectively. For the three months ended September 30, 1996 and 1995, net income per share is based on the average shares outstanding of 1,305,203 and 957,770, respectively, and net income of $156,397 and $146,119, respectively.

   Reclassifications

   Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

3. Related Party Transactions

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the nine months ended September
30, 1996 and 1995 were as follows:

                               1996                 1995
                       Incurred  Payable   Incurred     Payable
Selling commissions    $ 78,652  $    --   $315,351     $18,544
Due diligence fees       12,042       --     28,982          --
Advisory fees           114,631   56,537     38,418          --
Dividend
 reinvestment fees        1,291       20        562          20
Management fees           6,799       --      4,340          --
Nonaccountable fees      35,218       --    141,955          --
Acquisition fees
 and expenses           164,625       --    261,202          --
                       $413,258  $56,557   $790,810     $18,564

4. Dividends

   Below is a table summarizing the dividends declared:

       Declaration     Record         Payment   Dividend
         Date(a)        Dates          Date       Rate (b)  Amount
       11/01/94  07/01/94-09/30/94   11/15/94     .08525% $ 13,566
       02/03/95  10/01/94-12/31/94   02/15/95     .01096    36,000
       05/04/95  01/01/95-03/31/95   05/15/95     .01370    78,681
       08/03/95  04/01/95-06/30/95   08/15/95     .01781    136,467
       11/02/95  07/01/95-09/30/95   11/15/95     .01918    169,235
       01/25/96  10/01/95-12/31/95   02/15/96     .01918    196,106
       05/02/96  01/01/96-03/31/96   05/15/96     .01918    216,247
       08/01/96  04/01/96-06/30/96   08/15/96     .01918    227,068
       10/31/96  07/01/96-09/30/96   11/15/96     .01918    229,621

(a) Dividends were declared on a daily basis.
(b) The dividend rate is presented on a per day basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares and make additional cash contributions. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. Funds raised through the Reinvestment Plan will be utilized to (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. As of September 30, 1996, there were approximately 22,106 shares purchased through the Reinvestment Plan and approximately 9,675 shares were liquidated with proceeds from the Reinvestment Plan.

   In order to qualify as a REIT, the Fund is required to distribute dividends to its stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

   The Fund commenced an offering to the public on February 25, 1994 of 5,500,000 shares, 500,000 of which were available through the dividend reinvestment plan (the "Reinvestment Plan"). The offering closed on February 25, 1996 having received $12,865,680 in gross proceeds with an additional $124,309 of shares purchased by stockholders through the Reinvestment Plan, net of liquidations through September 30, 1996. As of September 30, 1996, the Fund had received $11,907,704 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus. The Fund purchased one property during the nine months ended September 30, 1996. Except for certain acquisition costs related to the foregoing property, at September 30, 1996 the Fund had no material capital commitments. In the opinion of management of the Fund, each property is adequately covered by insurance. At September 30, 1996, approximately $2,500,000 of proceeds from the sale of common stock and from the Reinvestment Plan is available and is intended for investment in real estate.

Cash Flows

   The Fund's cash flows during the nine months ended September
30, 1996 resulted principally from financing activities relating to the issuance of stock, which generated $1,311,985, net of liquidations of $96,750, less costs related thereto such as selling commissions and other costs aggregating $124,287 and dividends to stockholders of $639,421. Cash flows provided by operating activities were $636,706 due principally to cash generated from property operations. Cash flows used in investing activities were $1,551,411 relating principally to the acquisition of the Pier One Imports store purchased during the nine months ended September 30, 1996. The Fund anticipates that operating activities will continue to provide sources of cash as the Fund invests available proceeds in real estate.

   The Fund's cash flows during the nine months ended September
30, 1995, resulted principally from financing activities relating to the issuance of stock, which generated $5,671,887, less costs related thereto such as selling commissions and other costs aggregating $511,209 and dividends to stockholders of $251,148. Cash flows provided by operating activities were $433,850 due principally to cash generated from property operations. Cash flows used in investing activities were $6,837,363 relating principally to the acquisition of an On The Border restaurant, a Blockbuster Video store, a Chili's restaurant, a Just For Feet store and a Video Watch store.

Results of Operations

   Results of operations for the nine months ended September 30, 1996 reflected rental income of $750,274. Rental income for the six properties held for the entire nine months was $686,303. Total income was $868,638 which consisted primarily of rental income and interest income earned on cash and cash equivalents in interest bearing accounts. Total expenses were $367,115 and net income was $501,523.

   Results of operations for the nine months ended September 30, 1995 reflected rental income of $424,378. Total rental income for the single property held for the entire nine months was $75,938. Total income was $526,877 which consisted primarily of rental income and interest income earned on cash and cash equivalents in interest bearing accounts. Total expenses were $188,192 and net income was $338,685 at September 30, 1995.

   Results of operations for the three months ended September 30, 1996 reflected rental income of $268,479. All properties were held for the three months ended September 30, 1996. Total income was $301,408 which consisted primarily of rental income and interest income earned on cash and cash equivalents in interest bearing accounts. Total expenses were $145,011 and net income was $156,397.

   Results of operations for the three months ended September 30, 1995 reflected rental income of $199,959. Total rental income for the properties held for the entire three months was $183,090. Total income was $223,139 which consisted primarily of rental income and interest income earned on cash and cash equivalents in interest bearing accounts. Total expenses were $77,020 and net income was $146,119 at September 30, 1995.

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

                    DATE:  November 13, 1996


                    BY:    /s/ B. Allen Aynessazian
                           B. Allen Aynessazian
                           Chief Financial Officer

                    DATE:  November 13, 1996