Form 10KSB
period 1996-12-31
BRAUVIN NET LEASE V INC
filed 1997-03-31
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934.

   For the fiscal year ended   December 31, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the transition period from       N/A     to     N/A


   Commission File Number 0-28332


                     BRAUVIN NET LEASE V, INC.
       (Name of small business issuer in its charter)


              Maryland                        36-3913066
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)        Identification No.)


   150 South Wacker Drive, Chicago, Illinois          60606
    (Address of principal executive offices)        (Zip Code)


                        (312) 443-0922
                   (Issuer's telephone number)


   Securities registered pursuant to Section 12(b) of the Exchange
   Act:

                                     Name of each exchange on
   Title of each class                   which registered
         None                                   N/A


   Securities registered pursuant to Section 12(g)of the  Exchange
   Act:

   Common Stock, par value - $.01 per share
      (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No        .

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:
$1,200,503.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 27, 1997 was $12,997,730. As of March 27,
1997, the registrant had 1,299,773 shares of Common Stock outstanding.

Transitional small business disclosure format(check one)
Yes     No  X .




                    BRAUVIN NET LEASE V, INC.
                  1996 FORM 10-KSB ANNUAL REPORT

                              INDEX

                              PART I
Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 8

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                             PART II
Item 5. Market for Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . . . . . 9

Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  11

Item 7. Financial Statements . . . . . . . . . . . . . . . . . . .  14

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .  14

                             PART III
Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of
        the Exchange Act . . . . . . . . . . . . . . . . . . . . .  15

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . 19

Item 11. Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .  19

Item 12.  Certain Relationships and Related Transactions . . . . .  20

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              PART I

Item 1. Description of Business.

General

  Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund intends to acquire properties that will be leased to creditworthy corporate operators of nationally or regionally established businesses, primarily in the retail and family restaurant sectors. Substantially all of the leases will be on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired one property during the year ended December 31, 1994, five properties during the year ended December 31, 1995, two properties during the year ended December 31, 1996 and one property subsequent to December 31, 1996. See Item 2, "Description of Properties."

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). The Reinvestment Plan is available for those stockholders who wish to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. As of February 25, 1996, the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. Total shares outstanding at February 25, 1996 were 1,299,955. At December 31, 1996, the Fund had sold 1,296,185 shares and the gross proceeds raised were $13,322,588, net of liquidations of $160,750.

  The Fund's structure and business were designed to provide stockholders: (1) cash distributions beginning in the first quarter of operations in amounts that exceed taxable income, and in no event less than 95% of the Fund's taxable income, given the non-cash nature of depreciation expense and the REIT qualification requirements; (2) preservation of capital, through acquisition of well located properties which will be leased on a long term "triple net" basis to creditworthy corporate tenants; (3) increased income and protection against inflation, through leases with mandatory rent escalation clauses; and (4) capital appreciation, through the potential increase in value of the properties. There can be no assurance that the foregoing objectives will be achieved until the Fund is fully invested in real estate.

     The Fund qualifies as a REIT under Sections 856-860 of the Internal Revenue Code, as amended (the "Code"). In order to qualify, the Fund is required to distribute substantially all of its taxable income to its stockholders and meet certain asset and income tests as well as certain other requirements.

     The Fund has no employees other than its officers who do not receive compensation from the Fund.

     The Fund intends to sell its properties not later than seven to nine years after their acquisition and distribute the net proceeds and other cash to the stockholders.

     The terms of the transactions between the Fund and the Advisor and its affiliates are set forth in Item 12 below, to which reference is hereby made for a description of such terms and transactions.

Market Conditions/Competition

     The Fund competes with many other entities engaged in real estate investment activities to acquire property, some of which have greater resources than the Fund. In addition, the number of entities and the amount of funds available for investment in properties of a type suitable for investment by the Fund may increase, resulting in increased competition for such investments and possible increases in the prices paid therefor.

     As it is anticipated that the leases at the Fund's properties will entitle the Fund to participate in gross receipts of lessees above fixed minimum amounts, the success of the Fund will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities. The Fund's business is not seasonal.

Item 2.                         Description of Properties.

Country Harvest Buffet Restaurant

     On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property is leased to Country Harvest Buffet Restaurants, Inc. under a triple net twenty-year lease, with two ten-year extension options. The lease requires a minimum base rent each month in the amount of $8,438 plus periodic increases beginning in the sixth lease year.

On The Border Restaurant

     On January 9, 1995, the Fund purchased an 8,200 square foot building and the underlying land which was occupied by an On The Border restaurant (the "OTB Property") located in Stafford, Texas (metropolitan Houston), from an unaffiliated party, for $1,340,000 plus closing costs. The OTB Property is leased to On The Border Corporation, a subsidiary of On The Border Cafes, Inc., under a triple net, initial fifteen-year lease with two five-year extension options which is guaranteed by Brinker Restaurant Corporation, an affiliate of On The Border Cafes, Inc. The lease requires a minimum base rent each month in the amount of $12,292 plus periodic increases beginning in the sixth lease year. The restaurant discontinued its operations as of May 29, 1996. The Fund continued to receive lease payments during 1996. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Blockbuster Video

     On January 31, 1995, the Fund purchased a 6,515 square foot building and the underlying land which was occupied by a Blockbuster Video store (the "BBV Property") located in Lakewood, Colorado (metropolitan Denver), from an unaffiliated party, for $1,120,000 plus closing costs. The BBV Property is leased to Blockbuster Video, Inc. under a triple net, ten-year lease with three five-year extension options. The lease requires a minimum base rent each month in the amount of $10,254 plus periodic increases beginning in the sixth lease year.

Chili's Restaurant

     On April 13, 1995, the Fund purchased a 6,100 square foot building and the underlying land which was occupied by a Chili's restaurant (the "Chili's Property") located in Birmingham, Alabama, from an unaffiliated party, for $1,080,000 plus closing costs. The Chili's Property is leased to Sunstate Ventures, Inc., a Chili's restaurant franchisee, under a triple net lease, for a remaining term of approximately fourteen years with two five-year extension options. The lease requires a minimum base rent each month in the amount of $10,417.

Just For Feet

     On June 15, 1995, the Fund purchased a 15,000 square foot building and the underlying land which was occupied by a Just For Feet store (the "Feet Property") located in Independence, Missouri, from an unaffiliated party, for $2,141,400 plus closing costs. The Feet Property is leased to Just For Feet, Inc., under a triple net, twenty-year lease with two five-year extension options. The lease requires a minimum base rent each month in the amount of $19,630 plus periodic increases beginning in the sixth lease year.

Video Watch

     On July 31, 1995, the Fund purchased an 8,000 square foot building and the underlying land which was occupied by a Video Watch store (the "Video Property") located in Beloit, Wisconsin, from an unaffiliated party, for $830,000 plus closing costs. The Video Property is leased to Video Watch, Inc. ("Video Watch"), under a triple net, ten-year lease with one five-year extension option. The lease requires a minimum base rent each month in the amount of $8,000 plus periodic increases beginning in the third lease year.

Pier 1 Imports

     On May 3, 1996, the Fund purchased a 10,843 square foot building and the underlying land which was occupied by a Pier 1 Imports store (the "Pier 1 Property"), located in Sioux Falls, South Dakota from an unaffiliated party, for $1,375,000 plus closing costs. The Pier 1 Property has been leased to Pier 1 Imports, Inc. ("Pier 1"), under a triple net, ten-year lease ending February 28, 2006. The lease requires Pier 1 to pay a minimum base rent each month in the amount of $13,046.

Taylor Rental

     On November 22, 1996, the Fund purchased a 5,000 square foot building and the underlying land which was occupied by a Taylor Rental Facility (the "Taylor Property") located in Jacksonville, Florida, from an unaffiliated party, for $650,000 plus closing costs. The Taylor Property has been leased to General Rental L.P. and in respect of which General Rental Inc. is the subtenant under a triple net lease with a remaining term ending July 31, 2007 which lease is guaranteed by Stanley Works Corporation. The lease requires the tenant to pay a base rent each month in the amount of $5,811 with rent escalations every three years based upon 66% of CPI.

Jiffy Lube & Firestone

     On February 20, 1997, effective as of January 22, 1997, the Fund, through a wholly-owned subsidiary intended to qualify as a qualified REIT subsidiary, purchased two buildings consisting of a 6,580 square foot building and the underlying land which was occupied by a Firestone Tire & Service Center facility (the
"Firestone Facility") and a 2,440 square foot building and the underlying land which was occupied by a Jiffy Lube oil change facility (the "Jiffy Lube Facility"), located in East Norriton Township, Pennsylvania from an unaffiliated party for $1,450,000 plus closing costs. The Firestone Facility has been leased to Bridgestone/Firestone Inc. ("Firestone") under a triple net lease (except the landlord is responsible for structural, roof and exterior repairs) for an initial term of 25 years ending January
31, 2013 which requires Firestone to pay a minimum base rent each month in the amount of $7,975 plus periodic increases and percentage rent. The Jiffy Lube Facility has been leased to Jiffy Lube International of Maryland, Inc. ("Jiffy Lube") under a triple net lease for an initial term of 20 years ending May 8, 2007 which requires Jiffy Lube to pay a minimum base rent each month in the amount of $6,570 plus periodic increases and percentage rent.

Risk of Ownership

  The possibility exists that tenants of the Fund's properties as well as lease guarantors, if any, may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Fund. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Fund. Furthermore, the Fund may be unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a particular type of operation. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Fund funds which might otherwise be available for distribution.


Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.
                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters. At December 31, 1996 there were 719 stockholders in the Fund.
Although there is no established public trading market for the shares and no assurance exists that there will be a public market for the shares, shares may be redeemed or transferred as discussed below.

Redemption of Shares

     Any stockholder (excluding the Advisor or its affiliates who may not sell the shares represented by the initial investment while the Advisor remains the advisor to the Fund but who may transfer the shares to an affiliate) who acquired or received shares directly from the Fund or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Fund for redemption at any time subject to the availability of proceeds in accordance with the procedures outlined in the Fund's Prospectus. Subject to the conditions described in the Fund's Prospectus, the Fund is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be investment proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds for any quarter will be used to redeem Eligible Shares presented for redemption for the following quarter. If the full amount of Reinvestment Proceeds available for redemption for any given quarter exceeds the amount necessary for such redemptions, the remaining amount may be held for subsequent redemptions or may be invested by the Fund in additional properties as described in the Fund's Prospectus. If the full amount of Reinvestment Proceeds available for redemption for any given quarter is insufficient to make all the requested redemptions, the Fund will redeem the Eligible Shares presented for redemption on a first come basis.

     Upon presentment of Eligible Shares to the Fund for redemption, the redemption price will be the offering price per Eligible Share ($10.00 per share) until the third anniversary of the termination of the offering (February 25, 1999) and thereafter at a price determined on the basis of the annual valuation of the Fund assets. The Board of Directors, in their sole discretion, may determine, prior to listing the shares for trading on an exchange or market, that it is appropriate to pay a higher price than described above. In determining whether a price adjustment is appropriate, the Board of Directors would consider a variety of factors, including whether the Fund's net book value is substantially less than a share valuation based on the Fund's present and historic dividend rates and underlying value of the properties. Any such price adjustment will be made with respect to all shares redeemed during the period the price adjustment is in effect. The Board of Directors will announce any price adjustment and the time period of its effectiveness as part of its regular communications with stockholders. Any shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Fund. Once the shares are listed for trading on an exchange or included for quotation on a formal market, whether prior to or subsequent to the third anniversary of the termination of the offering, the redemption price will be the market price of the shares on such exchange or market and no price adjustment will be made.

     The Board of Directors, in their sole discretion, may amend or suspend the plan at any time they determine, that such is in the best interest of the Fund.

Transfer of Shares

     All shares are fully transferable, subject only to restrictions which would cause the Fund to lose its REIT status. However, each person acquiring shares must comply with the procedures in the Prospectus prior to any share transfer being recorded on the books and records of the Fund.


Dividends

Below is a table summarizing the dividends declared:

      Declaration      Record             Payment      Dividend
        Date(a)         Dates              Date        Rate (b)   Amount
           5/4/95     1/1/95-3/31/95      5/15/95      .01370      78,681
           8/3/95     4/1/95-6/30/95      8/15/95      .01781     136,467
          11/2/95     7/1/95-9/30/95     11/15/95      .01918     169,235
           1/25/96    10/1/95-12/31/95    2/15/96      .01918     196,106
           5/2/96     1/1/96-3/31/96      5/15/96      .01918     216,247
           8/1/96     4/1/96-6/30/96      8/15/96      .01918     227,068
          10/31/96    7/1/96-9/30/96     11/15/96      .01918     229,532
           1/31/97    10/1/96-12/31/96    2/15/97      .01918     229,517

(a) Dividends were declared on a daily basis.
(b) The dividend rate is presented on a per day basis.

   In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements. See "Management's Discussion and Analysis or Plan of Operations."

Item 6. Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

   As of December 31, 1996, the Fund had received $11,876,506 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $160,750. The Fund acquired one property during the year ended December 31, 1994 for $900,000 plus closing costs, acquired five properties during the year ended December 31, 1995 for $6,511,400 plus closing costs and acquired two properties during the year ended December 31, 1996 for $2,025,000 plus closing costs. For more details on the properties purchased in 1994, 1995 and 1996 see
Item 2.

   On February 20, 1997, effective as of January 20, 1997, the Fund purchased a property leased to Bridgestone/Firestone Inc. and to Jiffy Lube International of Maryland, Inc. for $1,450,000 plus closing costs.

   Upon the acquisition of the Firestone and Jiffy Lube property, the Fund has invested all the proceeds of the offering allocable to investments in real estate. The Fund has no material capital commitments. In the opinion of management of the Fund, each property is adequately covered by insurance.

Compliance with 95% REIT taxable income test

   The Fund is required, under the Code, to make distributions of an amount not less than 95% of its REIT taxable income during the year. The actual amount required to have been paid for the year ended December 31, 1994 approximated $17,000. As permitted by the Code, certain designated distributions made by the Fund during 1995 were in respect of 1994 to satisfy the distribution requirement under the Code for 1994. See Item 5 for detail on distributions made in 1996 and 1995.

   The amount required to have been paid for the year ended
December 31, 1995 approximated $465,000. As permitted by the Code, certain designated distributions were made by the Fund during 1996 in respect of 1995 to satisfy the distribution requirement under the Code for 1995.

   The amount required to have been paid for the year ended December 31, 1996 approximated $645,000. A distribution of operating cash flow for the fourth quarter of 1996 was made to the shareholders on February 15, 1997 in the amount of $229,517. In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Cash Flows

   The Fund's cash flows during the year ended December 31, 1995, resulted principally from financing activities relating to the issuance of stock, which generated $6,893,516, less costs related thereto such as selling commissions and other costs aggregating $629,905 and dividends to stockholders of $420,383. Cash flows provided by operating activities were $630,791 due principally to cash generated from property operations. Cash flows used in investing activities were $6,871,230 relating principally to the acquisition of the five properties, as discussed above.



   The Fund's cash flows during the year ended December 31, 1996, resulted principally from operating activities of $923,199 due principally to cash generated from property operations. Cash flows provided by financing activities relating to the issuance of stock (net of liquidations) generated $1,283,833, less costs aggregating $127,334 and dividends to stockholders of $868,953. Cash flows used in investing activities were $2,244,149 relating principally to the acquisition of the two properties, as discussed above.

Results of Operations - 1996 Compared to 1995

   Results of operations for the year ended December 31, 1996 reflected rental income of approximately $1,025,000. Total rental income for the six properties held for the entire year ended December 31, 1996 was approximately $916,000. Total income was approximately $1,201,000 which consisted primarily of rental income and interest income earned on subscriptions invested in interest bearing accounts. Total expenses were approximately $483,000 and net income was approximately $718,000.

   Total income was approximately $1,201,000 in 1996 compared to approximately $762,000 in 1995, an increase of approximately
$439,000. This increase was due primarily to the increased number of properties which were held for the entire year during 1996.

   Total expenses incurred in 1996 were approximately $483,000 compared to approximately $268,000 in 1995, an increase of approximately $215,000. The increase was due primarily to advisory fees increasing approximately $103,000 which was based upon a percentage of proceeds from the offering as described in the Prospectus. Other expenses have increased such as depreciation in the amount of approximately $51,000 due to the increased number of properties which were held for the entire year during 1996.

   The On the Border Restaurant, located in Stafford, Texas, discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and cooperate with the Fund to cause the property to be reoccupied. Moreover, the adjacent highway is in the process of being widened which will result in the condemnation of a portion of the frontage of the parcel. The Fund is contemplating various alternatives including subleasing the facility, "swapping" the property with Brinker International for another operating property or selling the property to the developer who sold the property to the Fund pursuant to a provision in the Fund's purchase contract. The Fund does not currently anticipate that this situation will adversely affect the Funds's cash flow, as rent is currently paid on the lease.

Item 7. Financial Statements.

   See Index to Financial Statements on Page F-1 of this Annual
Report on Form 10-KSB for financial statements where applicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   On December 6, 1996, the Fund dismissed Ernst & Young LLP as its independent accountant. Ernst & Young LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change the Fund's accountant was made at the recommendation of the Directors to reduce the costs associated with the audit. In the Fund's fiscal years ended 1994 and 1995 and the subsequent interim period preceding the dismissal there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which would have caused Ernst & Young LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

   On December 6, 1996, the Fund engaged Deloitte & Touche LLP as its independent accountant. The decision to engage Deloitte & Touche LLP was made following consideration by the Directors. Neither the Fund (nor someone on its behalf) consulted Deloitte & Touche LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Fund's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

                PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

The Board of Directors

   The Board of Directors is responsible for the management and control of the affairs of the Fund and has retained the Advisor to manage the Fund's day-to-day activities including responsibilities with respect to, among other things, the acquisition or disposition of properties.

   The Fund's Articles and By-Laws provide for not fewer than three directors, a majority of whom must be independent directors. Each of the directors will serve for a one-year term and will be elected annually.

   There are currently six directors of the Fund, two of whom are affiliates of the Advisor, four of whom are independent directors. The Board of Directors has established written policies on investments and borrowing as necessary to supplement the provisions in the Articles and monitors the administrative procedures, investment operations and performance of the Fund and the Advisor to ensure that such policies are carried out. The Fund follows the policies on investments and borrowing set forth in the Fund's prospectus unless the policies are modified through an amendment of the Articles. The independent directors are responsible for reviewing the investment policies of the Fund not less often than annually and with sufficient frequency to determine that the policies being followed are in the best interests of the stockholders. The Articles provide that each director shall have had at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets being acquired by the Fund. In addition, at least one of the independent directors shall have had three years of relevant real estate experience. For purposes hereof, relevant real estate experience shall mean actual direct experience by the director in acquiring or managing the type of real estate to be acquired by the Fund for his or her own account or as an agent.

   A vacancy in the Board of Directors created by the death, resignation or incapacity of a director or by an increase in the number of Directors (within the limits referred to above) may be filled by the vote of a majority of the remaining directors. With respect to a vacancy created by the death, resignation or incapacity of an independent director, the remaining independent directors shall nominate a replacement. Vacancies occurring as a result of the removal of a director by stockholders shall be filled by a majority vote of the stockholders. Any director may resign at any time and may be removed by the holders of at least a majority of the outstanding shares (with or without cause).

The Directors and Officers of the Fund are:

  Name                       Position(s) with the Fund
  Mr. Jerome J. Brault       Chairman of the Board of Directors,
                             President and Chief Executive
                             Officer
  Mr. James L. Brault        Director, Executive Vice President
                             and Secretary
  Mr. Jeff A. Jacobson       Director
  Mr. Gregory S. Kobus       Director
  Mr. Kenneth S. Nelson      Director
  Mr. Hugh K. Zwieg          Director
  Mr. B. Allen Aynessazian   Chief Financial Officer(Principal
                             Accounting Officer)

  MR. JEROME J. BRAULT (age 63) chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of eight publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 36) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. He is an officer of various Brauvin entities, which act as the general partners of eight publicly registered real estate programs. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. JEFF A. JACOBSON (age 35) is a director of the Fund. Mr. Jacobson is currently a Managing Director responsible for fixed income investment activities at LaSalle Partners Limited, an international institutional and corporate real estate investment manager and services provider headquartered in Chicago, Illinois. Mr. Jacobson joined LaSalle Partners in 1986 and worked at LaSalle through 1988 when he joined the Jacobson Group, a family owned real estate development company located in Naples, Florida. Mr. Jacobson returned to LaSalle Partners in 1990. During his tenure at LaSalle Partners, Mr. Jacobson has invested over $60 million in commercial mortgage-backed securities and has represented purchasers, sellers and lenders in a variety of debt and equity transactions having an aggregate value in excess of $400.0 million. Approximately $140.0 million of these transactions involved properties subject to long-term net leases. Mr. Jacobson received a B.A. in Economics from Stanford University in 1984 and a M.A. from the Food Research Institute of Stanford University, Palo Alto, California in 1984.

  MR. GREGORY S. KOBUS (age 47) is a director of the Fund. Mr. Kobus became Chairman and President of Hawthorn Bank, Mundelein, Illinois in 1992. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

  MR. KENNETH S. NELSON (age 47) is a director of the Fund. Mr. Nelson is currently a Managing Director in the Real Estate Finance Division of First Chicago NBD Corporation. He is responsible for the origination of new business with real estate organizations located in the Eastern United States. Mr. Nelson joined First Chicago NBD Corporation in 1983 as vice president and manager of its Washington, D.C. Real Estate Office where he was involved in over $2.0 billion in financial transactions. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

  MR. HUGH K. ZWIEG (age 37) is a director of the Fund. Mr. Zwieg is Senior Vice President of CMD Corporation since 1989. Mr. Zwieg is responsible for the placement of all debt and equity capital and management of all institutional relationships. In addition, he oversees the financial structuring of all CMD's investments and sales. Prior thereto, Mr. Zwieg was Vice President of Investment Management of Balcor Company, a real estate investment subsidiary of Shearson Lehman, from 1987 to 1989, where he managed a $500 million real estate portfolio with responsibility for the operations, leasing, financing and sales strategy for the properties. During his tenure, he also worked in the Special Projects Group, which was responsible for the recapitalization and workout of problem assets in Balcor's Equity and Debt portfolios. Mr. Zwieg began his career at the First National Bank of Chicago where he was a commercial real estate loan officer. Mr. Zwieg received a B.B.A. in 1982 and an M.B.A. in 1983, both from the University of Wisconsin in Madison, Wisconsin.

    MR. B. ALLEN AYNESSAZIAN (age 32) is the treasurer and chief financial officer of the Fund, the Advisor and other affiliates of the Advisor. He is the chief financial officer of various Brauvin entities, which act as the general partners of seven publicly registered real estate programs. He is responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996.
Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick LLP. Mr. Aynessazian is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

  Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Fund's directors and executive officers are required to report their initial ownership of stock and any subsequent change in such ownership to the Securities and Exchange Commission and to the Fund (such requirements hereinafter referred to as "Section 16(a) filing requirements"). Specific time deadlines for the Section 16(a) filing requirements have been established.

  To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers and directors were complied with, other than with respect to Mr. Aynessazian who inadvertently failed to timely file a report showing that he owned no shares on the date he became an executive officer.

Item 10.   Executive Compensation.

  The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 1996, 1995 and 1994 were approximately $22,000, $20,000 and $8,000 respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers.
See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management.

  No person or group is known by the Fund to own beneficially more than 5% of the outstanding shares. The Advisor owns one share of the Fund. Other than the beneficial ownership of such share which certain directors who own interests in the Advisor may be deemed to own, none of the officers and directors of the Fund owns any shares. No officer or director of the Fund possesses a right to acquire beneficial ownership of shares.

Item 12.  Certain Relationships and Related Transactions.

  The Fund is required to pay certain fees to the Advisor or its affiliates pursuant to various agreements set forth in the Prospectus and described below.

  Pursuant to the terms of the Selling Agreement, Brauvin Securities, Inc. ("BSI"), an affiliate of the Advisor, is entitled to placement charges of 5.50% of the gross proceeds of the Fund's offering, all of which will be reallowed to placement agents. In addition, BSI is entitled to a marketing and due diligence expense allowance fee equal to 0.50% of the gross proceeds to reimburse marketing and due diligence expenses, some portion of which may be reallowed to placement agents. The Fund paid placement charges of $80,803 and $398,402 and marketing and due diligence expense allowance fees of $12,042 and $51,282 in 1996 and 1995, respectively, to BSI.

  Pursuant to the terms of the Advisory Agreement, the Fund paid the Advisor a non-accountable expense allowance in an amount equal to 2.5% of the gross proceeds of the offering which in 1996 and 1995 were $34,489 and $170,287, respectively.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive acquisition fees for services rendered in connection with the selection or acquisition of any property however designated as real estate commissions, selection fees, development fees, or any fees of a similar nature. Such acquisition fees may not exceed the lesser of (a) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing business in the same geographic locale and for comparable properties or (b) 3.5% of the gross proceeds of the Fund's offering. The Fund will also reimburse the Advisor an amount estimated to be 0.75% of the gross proceeds of the offering in connection with any expenses attendant to the acquisition of properties whether or not acquired. Acquisition fees of $141,000 and $261,202, and acquisition expenses of $46,742 and $29,812, were paid by the Fund in 1996 and 1995, respectively, to the Advisor.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an annual advisory fee, payable monthly, in an amount equal to 0.60% of the gross proceeds during the offering. Following the termination of the offering, an amount equal to the greater of:
(i) .60% of gross proceeds, or (ii) $175,000. No advisory fees were paid by the Fund in 1994 to the Advisor although $8,272 of advisory fees were incurred. No fees were paid because these fees are to be paid out of operating income and the Fund did not purchase its first property until November 21, 1994. Advisory fees of $63,797 were paid by the Fund in 1995 to the Advisor which included the advisory fees of $8,272 attributable to 1994 and
$55,525 attributable to 1995.   Advisory fees of $104,439 were paid
by the Fund in 1996 and Advisory fees of $53,914 attributable to 1996 were accrued on the Fund's books at December 31, 1996.

  Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $9,521 and $6,386 were paid by the Fund in 1996 and 1995 respectively, to BMC.

  Messrs. Jerome J. Brault and James L. Brault are the managers of the Advisor. Messrs. Jerome J. Brault, James L. Brault and B. Allen Aynessazian are officers of BSI and BMC. In addition, Mr. Jerome J. Brault has a controlling interest and Mr. James L. Brault has a nominal interest in the Advisor. Mr. Jerome J. Brault also has a 50% ownership interest in BSI and an interest in BMC.

Item 13. Exhibits and Reports on Form 8-K.

  (a)    The following documents are filed as part of this report:

                 Exhibits required by the Securities and Exchange
                 Commission Regulation S-B, Item 601:

                 Exhibit No. Description
                 *3(a)       Amended Articles of Incorporation of
                             Brauvin Net Lease V, Inc.
                 *3(b)       By-laws of Brauvin Net Lease V, Inc.
                 *4          Specimen Stock Certificate
                 **10(a)     Advisory Agreement
                 **10(b)     Assignment and Assumption Agreement
                             among Brauvin Realty Advisors V,
                             Inc., Brauvin Realty Advisors V,
                             L.L.C., the Fund and Jerome Brault
                 *10(c)      Agreement of Purchase and Sale
                             between Country Harvest Buffet
                             Restaurants, Inc. and Brauvin, Inc.
                             on behalf of the Fund dated November
                             11, 1994
                 *10(d)      Lease between Country Harvest Buffet
                             Restaurants, Inc. and Brauvin, Inc.
                             on behalf of the Fund dated November
                             21, 1994
                 *10(e)      Agreement of Purchase and Sale
                             between Bomasada Investment Group
                             II, L.L.C. ("Bomasada") and Brauvin,
                             Inc. on behalf of the Fund dated
                             December 12, 1994 (with lease
                             between Bomasada and Blockbuster
                             Videos, Inc. dated March 23, 1994
                             attached)
                 *10(f)      Testing and Remediation License
                             Agreement between Bomasada and
                             Diamond Shamrock Stations, Inc.
                             dated July 8, 1994
                 *10(g)      Assignment of Shopping Center Lease
                             by and between Blockbuster
                             Investment Group II L.L.C. and the
                             Fund dated January 31, 1995
                 *10(h)      Assignment of Testing and
                             Remediation License Agreement
                             between Bomasada and the Fund dated
                             January 31, 1995.
                 *10(i)      Agreement of Purchase and Sale
                             between HMG/Courtland Properties,
                             Inc. ("HMG") and Brauvin, Inc., on
                             behalf of the Fund dated December
                             19, 1994 (with lease between Sugar
                             Grove Investment Associates, Ltd.
                             and On The Border Corporation dated
                             as of January 25, 1993, including
                             amendments, attached)
                 *10(j)      Assignment and Assumption Agreement
                             (regarding On The Border Corporation
                             Lease) between HMG and the Fund
                             dated January 6, 1995.
                 *10(k)      Contract for Sale and Purchase
                             between Chilly Land, Inc. and
                             Brauvin, Inc. on behalf of the Fund
                             dated March 28, 1995.
                 *10(l)      Assignment of Lease and Other
                             Property (regarding the Chili's
                             Property) between Chilly Land, Inc.
                             and the Fund dated April 13, 1995
                             (with the Lease Agreement dated
                             December 7, 1988 between Birmingham
                             Retail Center Associates, Ltd. and
                             Sunstate Alabama Restaurant
                             Corporation, as amended by letter
                             agreements dated December 5, 1988
                             and February 15, 1989 attached).
                 *10(m)      Agreement of Purchase and Sale
                             between KCBB, Inc. and Brauvin,
                             Inc., on behalf of the Fund dated
                             December 15, 1994 (with lease
                             between KCBB, Inc. and Just For
                             Feet, Inc. dated November 9, 1994
                             attached).
                 *10(n)      Assignment of Lease (regarding Just
                             For Feet Lease) between Legacy Group
                             L.L.C. and Brauvin Net Lease V, Inc.
                             dated May 23, 1995.
                 *10(o)      Agreement of Purchase and Sale
                             between Loves Park Development
                             Corporation ("Loves Park") and
                             Brauvin, Inc., on behalf of the Fund
                             dated July 11, 1995 (with lease
                             between Roscoe Development
                             Corporation (assignor to Loves Park)
                             and Video Watch, Inc. dated October
                             5, 1994 attached).
                 *10(p)      Assignment of Lease (regarding Video
                             Watch) between Loves Park and
                             Brauvin Net Lease V, Inc. dated July
                             31, 1995.
                 ***16       Letter of Ernst & Young LLP dated
                             December 10, 1996
                 21          Subsidiaries of the small business
                             issuer
                 27          Financial Data Schedule

    * Incorporated by reference from the exhibits filed with the Fund's registration statement (Registration No. 33-70550) on
    Form S-11 filed under the Securities Act of 1933.
    ** Management Contract
    *** Incorporated by reference from Exhibit 16 filed with the Fund's Form 8-K/A filed on December 12, 1996.

(b) Reports on Form 8-K

    On December 12, 1996, the Fund filed a Form 8-K and a Form
    8-K/A to disclose the Fund's change in independent accountants as of December 6, 1996 and to file the independent accountants letter as an exhibit, respectively.

                        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BRAUVIN NET LEASE V, INC.
                              (Registrant)


Date:                           By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title             Date


/s/ Jerome J. Brault             Chairman, President      3/31/97
Jerome J. Brault                 and Chief Executive
                                 Officer


/s/ Jeff A. Jacobson             Director                 3/31/97
Jeff A. Jacobson


/s/ Kenneth S. Nelson            Director                 3/31/97
Kenneth S. Nelson


/s/ James L. Brault              Director, Executive       3/31/97
James L. Brault                  Vice President and
                                 Secretary


/s/ Gregory S. Kobus             Director                  3/31/97
Gregory S. Kobus


/s/ Hugh K. Zwieg                Director                  3/31/97
Hugh . Zwieg


/s/ B. Allen Aynessazian         Chief Financial           3/31/97
B. Allen Aynessazian             Officer (Principal
                                 Accounting Officer)

                        INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report   . . . . . . . . . . . . . . . . . . .F-2

Report of Independent Auditors . . . . . . . . . . . . . . . . . . .F-3

Balance Sheet, December 31, 1996 . . . . . . . . . . . . . . . . . .F-4

Statements of Operations, for the years ended
  December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .F-5

Statements of Stockholders' Equity for the years
  ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .F-6

Statements of Cash Flows for the years ended
  December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .F-7

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .F-8

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Brauvin Net Lease V, Inc.

We have audited the accompanying balance sheet of Brauvin Net Lease V, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1995 were audited by other auditors whose report, dated March 27, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 financial statements present fairly, in all material respects, the financial position of Brauvin Net Lease V, Inc. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                        /s/ Deloitte & Touche LLP



Chicago, Illinois
February 10, 1997
(February 20, 1997 as to Note 5)

                 Report of Independent Auditors


Stockholders
Brauvin Net Lease V, Inc.
We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Brauvin Net Lease V, Inc.
for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brauvin Net Lease V, Inc. for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                      /s/ Ernst & Young LLP



Chicago, Illinois
March 27, 1996

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)


                        BALANCE SHEET

                                          December 31,
                                              1996
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,516,831
  Buildings                                     6,431,862
                                                9,948,693
  Less accumulated depreciation                  (242,556)
Net investment in real estate                   9,706,137
Cash and cash equivalents                       2,025,100
Organization costs (net of
  accumulated amortization of
  $19,833)                                         15,167
Tenant receivables                                    378
Deferred rent receivable                           84,564
Prepaid expenses and deferred
  acquisition costs                                90,672
Total Assets                                  $11,922,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    21,784
Rents received in advance                          49,573
Due to affiliates                                  53,933
Total Liabilities                                 125,290
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;none issued              --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,296,185 shares issued
  and outstanding                                  12,962
Additional paid-in capital                     11,863,544
Retained earnings (deficit)                       (79,778)
Total Stockholders' Equity                     11,796,728
Total Liabilities and Stockholders'
  Equity                                      $11,922,018






                See notes to financial statements.

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)


                     STATEMENTS OF OPERATIONS
              Years ended December 31, 1996 and 1995

                                           1996         1995
INCOME
Rental                                   $1,025,198    $631,467
Interest and other                          175,305     130,545

  Total income                            1,200,503     762,012

EXPENSES
Directors fees                               21,998      19,743
Advisory fees                               158,353      55,525
Management fees                               9,521       6,386
General and administrative                   92,967      63,082
Acquisition costs                            46,742      21,678
Depreciation and amortization               152,951     101,908

  Total expenses                            482,532     268,322

Net Income                                $ 717,971    $493,690
Net Income Per Share
 (based on average shares
  outstanding of 1,257,919
  and 883,012, respectively
  for the years ended
  December 31, 1996 and
  1995)                                   $    0.57    $   0.56



                See notes to financial statements

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)


               STATEMENTS OF STOCKHOLDERS' EQUITY
              Years Ended December 31, 1996 and 1995

                          Common Stock
                        Number              Paid-in  Retained
                      of Shares    Amount    Capital  Earnings    Total

Balance at
 January 1, 1995       478,449    4,784    4,408,142    (2,103)    4,410,823
Net income                  --       --           --   493,690       493,690
Dividends                   --       --           --  (420,383)     (420,383)
Issuance of stock,
 net of selling
 commissions and
 other offering
 costs of $585,757     689,353    6,894    6,300,865       --      6,307,759

Balance at
 December 31,
 1995                1,167,802   11,678   10,709,007    71,204    10,791,889
Net income                  --       --           --   717,971       717,971
Dividends                   --       --           --  (868,953)     (868,953)
Issuance of stock,
 net of selling
 commissions and
 other offering
 costs of $128,012,
 net of liquidations   128,383    1,284    1,154,537        --     1,155,821

Balance at
 December 31,
 1996                1,296,185  $12,962  $11,863,544  $(79,778)  $11,796,728




                   See notes to financial statements

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)


                        STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1996 and 1995

                                                 1996              1995
Cash Flows From Operating Activities:
Net income                                      $  717,971      $  493,690
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                   7,000           7,000
Depreciation                                       145,951          94,908
Acquisition costs charged off                       46,742          21,678
Increase in deferred rent receivables              (84,564)             --
Decrease (increase)in prepaid expenses               2,998            (257)
Increase in tenant receivables                        (378)             --
Increase in accounts payable and
  accrued expenses                                   3,284           2,747
Increase(decrease) in due to
  affiliates                                        53,914          (8,267)
Increase in rent received in advance                30,281          19,292
Net cash provided by operating activities          923,199         630,791

Cash Flows From Investing Activities:
Purchase of properties                          (2,164,007)     (6,818,344)
Acquisition costs                                  (80,142)        (52,886)
Cash used in investing activities               (2,244,149)     (6,871,230)

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations           1,283,833       6,893,516
Selling commissions and other
  offering costs                                  (127,334)       (629,905)
Dividends                                         (868,953)       (420,383)
Net cash provided by financing
  activities                                       287,546       5,843,228

Net decrease in cash and cash
  equivalents                                   (1,033,404)       (397,211)
Cash and cash equivalents at
  beginning of year                              3,058,504       3,455,715
Cash and cash equivalents at end of year        $2,025,100      $3,058,504




                   See notes to financial statements.

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)


                  NOTES TO FINANCIAL STATEMENTS
                    December 31, 1996 and 1995

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund intends to continue to acquire properties that will be leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. Substantially all of the leases will be on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; and a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996 and a Jiffy Lube and Firestone facility, subsequent to December 31, 1996.

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 1996, the Fund had sold 1,296,185 shares and the gross proceeds raised were $13,322,588, net of liquidations of $160,750, including $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

  SIGNIFICANT ACCOUNTING POLICIES

  Management's Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Accounting Method

  The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

  Rental Income

  Rental income is recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

  Federal Income Taxes

  For the years ended December 31, 1996 and 1995, the Fund continued to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. Accordingly, no provision has been made for Federal income taxes in the financial statements.

  Investment in Real Estate

  The Fund's rental properties are stated at cost including acquisition costs. Depreciation is recorded on a straight-line basis over the estimated economic lives of the properties which approximate 40 years.

  In 1995, the Fund adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the year ended December 31, 1996 and 1995.


  Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid instruments with an original maturity within three months from date of purchase and approximate their fair value. At December 31, 1996, cash and cash equivalents included approximately $1,736,739 of proceeds received from the sale of common stock which will be used for investment in real estate.

  Estimated Fair Value of Financial Instruments

  Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

   The fair value estimates presented herein are based on information available to management as of December 31, 1996, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expense and due to affiliates.

  Organization Costs

  Organization costs represent costs incurred in connection with the organization and formation of the Fund. Organization costs are amortized over a period of five years using the straight line method.


  Deferred Acquisition Costs

  Deferred acquisition costs represent direct costs incurred in performing due diligence procedures on potential property acquisitions. Such costs are included in the carrying basis of properties when acquired. Costs relating to the unsuccessful acquisition of properties are expensed.

  Reclassifications

  Certain reclassifications have been made to the 1995 financial statements to conform to classifications adopted in 1996.

(2)  RELATED PARTY TRANSACTIONS

  The Fund is required to pay certain fees to the Advisor or its affiliates pursuant to various agreements set forth in the Prospectus and described below.

  Pursuant to the terms of the Selling Agreement, Brauvin Securities, Inc. ("BSI"), an affiliate of the Advisor, is entitled to placement charges of 5.50% of the gross proceeds of the Fund's offering, all of which will be reallowed to placement agents. In addition, BSI is entitled to a marketing and due diligence expense allowance fee equal to 0.50% of the gross proceeds to reimburse marketing and due diligence expenses, some portion of which may be reallowed to placement agents.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to a non-accountable expense allowance in an amount equal to 2.5% of the gross proceeds of the offering.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive acquisition fees for services rendered in connection with the selection or acquisition of any property however designated as real estate commissions, selection fees, development fees, or any fees of a similar nature. Such acquisition fees may not exceed the lesser of (a) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing business in the same geographic locale and for comparable properties or (b) 3.5% of the gross proceeds of the Fund's offering. The Fund will also reimburse the Advisor an amount estimated to be 0.75% of the gross proceeds of the offering in connection with any expenses attendant to the acquisition of properties whether or not acquired.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an annual advisory fee, payable monthly, in an amount equal to 0.60% of the gross proceeds during the offering. Following the termination of the offering, an amount equal to the greater of:
(i) .60% of gross proceeds, or (ii) $175,000.

  Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property.

  Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 1996, and 1995 were as follows:
                                  1996              1995
Selling commissions            $ 79,631            $378,906
Due diligence fees               12,268              34,474
Advisory fees                   158,353              55,525
Dividend
 reinvestment fees                1,651                 926
Management fees                   9,521               6,386
Nonaccountable fees              36,114             172,377
Acquisition fees
 and expenses                   172,500             291,014
                               $470,038            $939,608

  The Fund made all payments to affiliates except for $53,913 for advisory fees and $20 for dividend reinvestment fees in 1996, $1,172 and $20 for selling commissions and dividend reinvestment fees in 1995. The Fund had receivables from affiliates for due diligence and nonaccountable fees of $226 and $1,625, respectively in 1995.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

  Declaration      Record       Payment      Dividend
   Date(a)         Dates         Date        Rate (b)    Amount
   5/4/95      1/1/95-3/31/95    5/15/95     .01370      78,681
   8/3/95      4/1/95-6/30/95    8/15/95     .01781     136,467
  11/2/95      7/1/95-9/30/95   11/15/95     .01918     169,235
  1/25/96    10/1/95-12/31/95    2/15/96     .01918     196,106
   5/2/96      1/1/96-3/31/96    5/15/96     .01918     216,247
   8/1/96      4/1/96-6/30/96    8/15/96     .01918     227,068
 10/31/96      7/1/96-9/30/96   11/15/96     .01918     229,532
  1/31/97    10/1/96-12/31/96    2/15/97     .01918     229,517

(a) Dividends were declared on a daily basis.
(b) The dividend rate is presented on a per day basis.

  In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

  The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 500,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At December 31, 1996, there were approximately 25,690 shares purchased through the Reinvestment Plan and approximately 16,075 shares liquidated.

(4)  OPERATING LEASES

  The Fund's rental income is principally obtained from tenants through rental payments provided under triple net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through CPI adjustments or participation in gross sales above a stated level.

  The following is a schedule of noncancelable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 1996:

     Year ending December 31:           1997     $ 1,057,986
                                        1998       1,062,655
                                        1999       1,089,389
                                        2000       1,125,795
                                        2001       1,127,460
                                       Thereafter  9,033,937
                                                 $14,497,222


(5)  SUBSEQUENT EVENT

  On February 20, 1997, effective as of January 20, 1997, the Fund purchased a property leased to Bridgestone/Firestone Inc. and to Jiffy Lube International of Maryland, Inc. for $1,450,000 plus closing costs.

                           Exhibit 21
              Subsidiaries of Small Business Issuer

                                State of            Names under Which
Subsidiary                    Incorporation     Subsidiary does Business

Germantown                      Illinois             Montgomery County
Associates, Inc.                                       Associates, Inc.