Form 10QSB
period 1997-03-31
BRAUVIN NET LEASE V INC
filed 1997-05-15
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

   For the quarterly period ended   March 31, 1997


[ ]   Transition Report Under Section 13 or 15(d) of the Securities
                 Exchange Act of 1934.

   For the transition period from       N/A     to     N/A


   Commission File Number 0-28332


                     BRAUVIN NET LEASE V, INC.
       (Exact name of small business issuer in its charter)


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

As of May 14, 1997, the registrant had 1,286,916 shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .


                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              INDEX


                 PART I - FINANCIAL INFORMATION
                                                         Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at March 31, 1997 . . . . . . . . 4

        Consolidated Statements of Operations, for the
        three months ended March 31, 1997 and 1996 . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1997 and 1996 . . . . . . . . . 6

        Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  14

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .16

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .16

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .16

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .16

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 1997, Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1996 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                March 31,
                                                  1997
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,964,744
  Buildings                                     7,516,323
                                               11,481,067
  Less accumulated depreciation                  (285,013)
Net investment in real estate                  11,196,054
Cash and cash equivalents                         525,475
Organization costs (net of
  accumulated amortization of
  $21,583)                                         13,417
Deferred rent receivable                          108,509
Prepaid expenses and deferred
  acquisition costs                                53,206
Total Assets                                  $11,896,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    10,861
Rents received in advance                          70,458
Due to affiliates                                  57,999
Total Liabilities                                 139,318
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,299,775 shares issued
  and outstanding                                  12,998
Additional paid-in capital                     11,865,141
Retained earnings (deficit)                      (120,796)
Total Stockholders' Equity                     11,757,343
Total Liabilities and Stockholders'
  Equity                                      $11,896,661



         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended March 31, 1997 and 1996
                          (Unaudited)

                                            1997         1996
INCOME
Rental                                    $ 321,605   $ 228,230
Interest and other                           18,314      41,184

  Total income                              339,919     269,414

EXPENSES
Directors fees                                7,001       6,999
Advisory fees                                43,750      19,048
Management fees                               3,386       2,131
General and administrative                   21,698      16,331
Acquisition costs                            31,378      30,814
Depreciation and amortization                44,207      34,161

  Total expenses                            151,420     109,484
Net Income                                $ 188,499    $159,930
Net Income Per Share
  (based on average shares
  outstanding of 1,297,934
  and 1,237,518, respectively
  for the three months ended
  March 31, 1997 and 1996)                $    0.15    $   0.13





     See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended March 31, 1997 and 1996
                          (Unaudited)

                                                       1997        1996
Cash Flows From Operating Activities:
Net income                                        $  188,499  $  159,930
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                     1,750       1,750
Depreciation                                          42,457      32,411
Acquisition costs charged off                         31,378      30,814
Increase in deferred rent receivables                (23,945)         --
Decrease in prepaid expenses and
  deferred acquisition costs                           3,001       3,999
Decrease (increase) in tenant receivables                378     (19,074)
Decrease in accounts payable and
  accrued expenses                                   (10,923)    (11,992)
Increase in due to affiliates                          4,066       6,480
Increase (decrease) in rent received
  in advance                                          20,885      (3,000)
Net cash provided by operating
  activities                                         257,546     201,318

Cash Flows From Investing Activities:
Purchase of properties                            (1,529,287)    (23,447)
Acquisition costs                                         --     (49,008)
Cash used in investing activities                 (1,529,287)    (72,455)

Cash Flows From Financing Activities:
Issuance of stock                                     35,891   1,321,538
Selling commissions and other
  offering costs                                     (34,258)   (116,877)
Dividends                                           (229,517)   (196,106)
Net cash (used in) provided by
  financing activities                              (227,884)  1,008,555

Net (decrease) increase in cash
  and cash equivalents                            (1,499,625)  1,137,418
Cash and cash equivalents at
  beginning of period                              2,025,100   3,058,504
Cash and cash equivalents at
  end of period                                   $  525,475  $4,195,922

Supplemental Cash Flow Information:
In 1997, Purchase of properties is net of $3,087 of acquisition costs paid in 1996 and reclassified to land and building in 1997 in conjunction with the acquisition of the related properties.

           See notes to consolidated financial statements.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund intends to continue to acquire properties that will be leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. Substantially all of the leases will be on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; and a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996 and a Jiffy Lube and Firestone facility during the quarter ended March 31, 1997.

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 1997, the Fund had sold 1,299,775 shares and the gross proceeds raised were $13,358,479, net of liquidations of $160,750, including $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.









  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Federal Income Taxes

     For the year ended December 31, 1997, the Fund intends to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. Accordingly, no provision has been made for Federal income taxes in the financial statements.

     Consolidation of Subsidiary

     The Fund owns a 100% interest in one qualified REIT subsidiary, Germantown Associates, Inc., which owns one Firestone/JiffyLube property. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and stockholder's equity of Germantown Associates, Inc. All significant intercompany accounts have been eliminated.




     Investment in Real Estate

     The Fund's rental properties are stated at cost including acquisition costs. Depreciation is recorded on a straight-line basis over the estimated economic lives of the properties which approximate 40 years.

     In 1995, the Fund adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid instruments with an original maturity within three months from date of purchase.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1997, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expense, rents received in advance and due to affiliates.

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

  Pursuant to the terms of the Selling Agreement, Brauvin Securities, Inc. ("BSI"), an affiliate of the Advisor, is entitled to placement charges of 5.50% of the gross proceeds of the Fund's offering, all of which will be re-allowed to placement agents. In addition, BSI is entitled to a marketing and due diligence expense allowance fee equal to 0.50% of the gross proceeds to reimburse marketing and due diligence expenses, some portion of which may be re-allowed to placement agents.

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

  Pursuant to the terms of the Advisory Agreement, the Advisor was entitled to an annual advisory fee, payable monthly, in an amount equal to 0.60% of the gross proceeds during the offering. Following the termination of the offering, an amount equal to the greater of:
(i) .60% of gross proceeds, or (ii) $175,000.

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

  Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March 31,
1997, and 1996 were as follows:
                                   1997               1996
Selling commissions            $     --            $ 73,856
Due diligence fees                  179              11,606
Advisory fees                    43,750              19,048
Dividend
 reinvestment fees                  363                 411
Management fees                   3,386               2,131
Nonaccountable fees                 897              31,413
Acquisition fees
  and expenses                   28,860              67,875
                               $ 77,435            $206,340

  As of March 31, 1997 the Fund had made all payments to affiliates except for $53,913 for advisory fees, $20 for dividend reinvestment fees, $2,625 for acquisition fees and $1,441 for management fees. For the same period in 1996 the Fund made all payments except for $6,500 for advisory fees.








(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

     Declaration       Record        Payment       Dividend
       Date(a)         Dates          Date          Rate (b)      Amount
       5/4/95      1/1/95-3/31/95    5/15/95       .01370 %      $ 78,681
       8/3/95      4/1/95-6/30/95    8/15/95       .01781         136,467
      11/2/95      7/1/95-9/30/95   11/15/95       .01918         169,235
      1/25/96    10/1/95-12/31/95    2/15/96       .01918         196,106
       5/2/96      1/1/96-3/31/96    5/15/96       .01918         216,247
       8/1/96      4/1/96-6/30/96    8/15/96       .01918         227,068
     10/31/96      7/1/96-9/30/96   11/15/96       .01918         229,532
      1/31/97    10/1/96-12/31/96    2/15/97       .01918         229,517
       5/8/97      1/1/97-3/31/97    5/15/97       .01918         224,034

(a) Dividends were declared on a daily basis.
(b) The dividend rate is presented on a per day basis.

  In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

  The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 500,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At March 31, 1997, there were approximately 29,280 shares purchased through the Reinvestment Plan and approximately, 16,075 shares liquidated.



(4)   Subsequent Events

  On May 8, 1997, the Fund declared an ordinary income dividend on a per share basis of $0.001918 per day for each day investors were admitted between January 1, 1997 and March 31, 1997. The dividend aggregated $224,034 payable to stockholders of record on March 31, 1997 and will be paid on May 15, 1997.






















Item 2.   Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

     As of March 31, 1997, the Fund had received $11,878,138 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the prospectus and liquidations of $160,750. The Fund acquired one property during the year ended December 31, 1994 for $900,000 plus closing costs, acquired five properties during the year ended December 31, 1995 for $6,511,400 plus closing costs and acquired two properties during the year ended December 31, 1996 for $2,025,000 plus closing costs. On February 20, 1997, effective as of January 20, 1997, the Fund purchased a property leased to Bridgestone/Firestone Inc. and to Jiffy Lube International of Maryland, Inc. for $1,450,000 plus closing costs.

     Upon the acquisition of the Firestone and Jiffy Lube property, the Fund has invested all the proceeds of the offering allocable to investments in real estate. The Fund has no material capital commitments. In the opinion of management of the Fund, each property is adequately covered by insurance. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

Cash Flows

     During the three months ended March 31, 1997, cash provided by operating activities was $257,546 relating to property operations. Cash flows from investing activities of $1,529,287 related to the acquisition of one property, as discussed above. Cash flows used in financing activities were $227,884 relating principally to dividends paid. The Fund anticipates that operating activities will continue to provide sources of cash.

     The Fund's cash flows during the three months ended March 31, 1996 resulted principally from financing activities relating to the issuance of stock, which generated $1,321,538 less costs related thereto such as selling commissions and other costs aggregating $116,877 and dividends to stockholders of $196,106. Cash flows provided by operating activities were $201,318 due principally to cash generated from property operations. Cash flows used in investing activities were $72,455 relating principally to the acquisition of the Pier 1 Imports property purchased subsequent to March 31, 1996.

Results of Operations
     (Amounts rounded to nearest $000's)

     The Fund generated net income of $188,000 for the three months ended March 31, 1997 as compared to net income of $160,000 for the same three month period in 1996.

     Total income for the three months ended March 31, 1997 was $340,000 as compared to $270,000 for the same three month period in 1996, an increase of $70,000. The $70,000 increase resulted primarily from additional rental income received from the nine properties held during the three months ended March 31, 1997 as compared to six properties held during the same three month period in 1996.

     For the three months ended March 31, 1997 total expenses were $151,000 as compared to $109,000 for the same three month period in 1996, an increase of $42,000. The increase was due primarily to advisory fees increasing approximately $25,000. Advisory fees increased pursuant to the terms of the Advisory Agreement, the Advisor was entitled to an annual advisory fee, payable monthly, in an amount equal to 0.60% of the gross proceeds during the offering. Following the termination of the offering, an amount equal to the greater of: (i) .60% of gross proceeds, or (ii) $175,000. Other expenses have increased such as depreciation in the amount of $10,000 due to the increased number of properties which were held for the three months ended March 31, 1997 as compared to the same three month period in 1996.






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

   ITEM 5.                    Other Information

                              None.

   ITEM 6.                    Exhibits and Reports on Form 8-K.

                              Exhibit 27.  Financial Data Schedule

               On March 7, 1997 and amended on April 30, 1997 the
               Fund filed a Form 8-K and a Form 8-K/A,
               respectively, to report the Fund's purchase of the Firestone/Jiffy Lube Facility and providing tenant summarized financial information.

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

                     BRAUVIN NET LEASE V, INC.

                    BY:   /s/ James L. Brault
                         James L. Brault
                         Executive Vice President and Secretary


                    DATE: May 15, 1997


                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                         Chief Financial Officer


                    DATE: May 15, 1997