Form 10KSB/A
period 1996-12-31
BRAUVIN NET LEASE V INC
filed 1997-06-19
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         FORM 10-KSB/A
                        Amendment No. 1


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

                 *10(p)      Assignment of Lease (regarding Video
                             Watch) between Loves Park and
                             Brauvin Net Lease V, Inc. dated July
                             31, 1995.
                  10(q)      Agreement of Purchase and Sale
                             between P. One Sioux Falls Investors,
                             Inc. and, Brauvin, Inc., on behalf
                             of the Fund dated February 12, 1996
                             (with lease between P. One Sioux Falls
                             Investors, Inc. and Pier 1 Imports (U.S.),
                             Inc. dated June 5, 1995 attached).
                  10(r)      Assignment and Assumption Agreement
                             between P. One Sioux Falls Investors,
                             Inc. and the Fund dated February 12, 1996.
                  10(s)      Purchase and Sale Ageement between Germantown
                             Associates Limited Partnership and Germantown
                             Associates, Inc., on behalf of the Fund dated
                             January 21, 1997 (with schedule of leases
                             between (1) Lewis J. Stowe, III and Firestone
                             Tire & Rubber Company now known as
                             Bridgestone/Firestone, Inc. as amended dated
                             September 25, 1986; and (2) Lewis J.
                             Stowe, III and Jiffy Lube of Pennsylvania,
                             Inc., as amended dated June 11, 1986.  Both
                             leases are attached).
                  10(t)      Assignment and Assumption Agreement
                             between Germantown Associates Limited
                             Partnership and Germantown Associates, Inc.
                             dated January 21, 1997.
                 ***16       Letter of Ernst & Young LLP dated December 10,
                             1996.
                 ****21      Subsidiaries of the small business issuer
                  23         Independent Auditors' Consent
                 ****27      Financial Data Schedule

    * Incorporated by reference from the exhibits filed with the Fund's registration statement (Registration No. 33-70550) on Form S-11 filed under the Securities Act of 1933.
    ** Management Contract
    *** Incorporated by reference from Exhibit 16 filed with the
        Fund's Form 8-K/A filed on December 12, 1996.
    **** Exhibits filed with the Form 10-KSB on March 31, 1997.

                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BRAUVIN NET LEASE V, INC.
                              (Registrant)


Date: June 19, 1997    By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                 Title                   Date

/s/ Jerome J. Brault      Chairman, President        June 19, 1997
Jerome J. Brault          and Chief Executive
                          Officer


/s/ Jeff A. Jacobson      Director                   June 19, 1997
    Jeff A. Jacobson


/s/ Kenneth S. Nelson     Director                   June 19, 1997
    Kenneth S. Nelson


/s/ James L. Brault       Director, Executive        June 19, 1997
    James L. Brault       Vice President and
                          Secretary

/s/ Gregory S. Kobus      Director                   June 19, 1997
    Gregory S. Kobus


/s/ Hugh K. Zwieg         Director                   June 19, 1997
    Hugh K. Zwieg


/s/ B. Allen Aynessazian  Chief Financial            June 19, 1997
    B. Allen Aynessazian  Officer (Principal
                          Accounting Officer)

                         Exhibit 10 (q)

                  AGREEMENT OF PURCHASE AND SALE


  AGREEMENT, made and entered into by and between P. ONE SIOUX FALLS INVESTORS, INC., a Florida corporation, having its principal office at 7380 Sand Lake Road, Suite 150, Orlando, Florida 32819 ("Seller"), and BRAUVIN INC., an Illinois corporation, or its assignee(s) or nominee(s), having its principal office at 150 South Wacker Drive, Suite 3200, Chicago, Illinois 60606 ("Purchaser").

1. Sale. Seller agrees to sell and convey to Purchaser and Purchaser agrees to purchase from Seller, for the Purchase Price (hereinafter defined), and upon the terms and conditions hereinafter set forth, that certain improved real estate completed in accordance with the architectural "as built" certified plans and specifications furnished or to be furnished to Purchaser and commonly known as 3801 West 49th Street, Sioux Falls, South Dakota 57102 (the "Site"), and consisting of:

  (a)     Land.  That certain tract of land which is described in
Schedule 1 (a), attached hereto and incorporated herein by this reference (the "Land"), together with all rights, easements and interests appurtenant thereto, including, but not limited to any streets or other public ways adjacent to the Land and owned by Seller and all water and mineral rights owned by Seller.

  (b) Improvements. All buildings, improvements, fixtures (provided however that all trade fixtures and equipment of Lessee are excluded) and structures now or hereafter located on the Land, consisting or to consist of one (1) building having the square footage and such other related amenities and outdoor parking areas as set forth in the "as built" certified plans and specifications; and such other improvements and structures, if any, as are located on the Land and used in connection with the operation thereof (the improvements are hereinafter referred to, as the "Improvements").

The Land and the Site together with the Improvements are sometimes hereinafter referred to as the "Location", or the "Project."

2.   A.   Purchase Price.  The total purchase price (the "Purchase
Price") to be paid to Seller by Purchaser for the Project shall be $1,410,000.00.

     B. Ernest Money Deposit. Within five (5) days after the expiration of the Investigation Period, and in such case this Agreement being a binding obligation, Purchaser shall deposit the sum of $25,000.00 (the "Deposit") into the Escrow (as defined in Section 9(b)) to be held as earnest money in accordance with the terms hereof. The Deposit shall be invested by the Title Company as escrowee as directed by Purchaser and all interest earned on the Deposit shall be deemed for the benefit of Purchaser. The Deposit and all interest thereon shall be applied against the Purchase Price at Closing. If this Agreement is terminated pursuant to any right of termination granted to Purchaser or Seller by this Agreement, or if the transaction contemplated by this Agreement fails to close due solely to Seller's breach of or failure to fulfill any representation, warranty, covenant or condition contained in this Agreement, then the Deposit and all interest shall be paid to Purchaser and this Agreement shall become null and void, provided, however, that Purchaser shall not relinquish any rights or remedies hereunder or in law or equity in the event such breach, etc., by Seller shall be purposeful and within its reasonable power to cure. In the event that the transaction contemplated by this Agreement fails to close solely due to Purchaser's default hereunder then Seller shall receive the Deposit and interest thereon as liquidated damages in lieu of any other remedies which might otherwise be available to Seller at law or in equity.

3.   Purchaser's Investigation of the Project.

  Purchaser shall have until the later of thirty (30) days from the Agreement Date (as defined in Section 16) or five (5) business days after Purchaser's receipt of the Level 1 Audit or a Level 2 Audit (if required and performed pursuant to Section 5(e) hereof) during which to make a complete investigation of Project ("Investigation Period"). During the Investigation Period the Purchaser shall determine whether the physical and financial condition of the Project is, in the Purchaser's sole and absolute discretion, satisfactory for the operation and ownership in the manner and on the basis contemplated by the Purchaser. Within one (1) business day following the expiration of the Investigation Period the Purchaser shall notify the Seller as to whether Purchaser shall deem the Project satisfactory or not satisfactory ("Investigation Notification"). If Purchaser shall deem the Project not satisfactory, this Agreement and the rights and obligations of the parties hereto shall be deemed terminated and of no further force and effect as of the Date of such Investigation Notification. If Purchaser fails to timely send the Investigation Notification, Purchaser shall be deemed to have exercised its right to terminate this Agreement pursuant to this Section 3. Notwithstanding the foregoing, Purchaser's investigation of the Project shall in no event and in no manner abrogate, diminish or affect the warranties and representations made by Seller hereinbelow. "Records" shall include all books and records of Seller or in Seller's possession or control and all other information reasonably required by Purchaser to investigate the Project, including but not limited to, the "as built" certified plans and specifications as hereinabove more specifically set forth, the materials required to be provided under Section 5 hereof, the financial statements of the Lessee (as defined below) and other items as are more specifically set forth in Section 9(11) below.

     (i) In aid of Purchaser's investigation and inspection of the Project, Seller agrees to reasonably cooperate with Purchaser and provide Purchaser with access to the Project. Seller shall deliver copies of any and all title insurance policies, surveys, engineering studies (soils, hydrology, environmental), prior years tax bills, zoning information and other Records, as may be in Seller's possession;

     (ii) Purchaser agrees that all Records and other information delivered to Purchaser by Seller shall be treated as confidential and shall be returned to Seller if this Agreement is terminated. Purchaser does hereby indemnify Seller for any loss or damage caused to the Project by Purchaser or Purchaser's agents during the Investigation Period, which indemnity shall survive the closing or any termination of this Agreement; and

     (iii)Seller acknowledges that: (a) the termination right extended to Purchaser under this Section 3 does not relieve Seller of Seller's obligations under this Agreement; (b) Seller is bound under the terms of this Agreement not to enter into any contract or agreement for sale of the Project with any other person or entity; and (c) Seller is obligated to hold the Project off the market pending Purchaser's exercise or waiver of the termination right extended in this Section 3.

4. Lease. Seller hereby represents, warrants and covenants to Purchaser that Seller has entered into a lease for the Project (the "Lease") with Pier 1 Imports (U.S.), Inc., a Delaware corporation ("Lessee"), a copy of which (including all amendments) is attached hereto as Schedule 4, and by this reference made a part hereof.

5.   Title and Survey Matters.

  (a) Conveyance of Title. Seller agrees to deliver to Purchaser a general warranty deed conveying to the Purchaser title to the Land and Improvements of the Project free and clear of all claims, liens and encumbrances, except for the Lease and exceptions approved in writing by Purchaser (the "Permitted Exceptions").

  (b) Title Commitment. Within fifteen (15) days from the Agreement Date, the Seller, at Seller's sole expense, shall deliver to Purchaser a commitment letter or binder ("Title Commitment") showing title to the Land and Improvements of the Project in Seller, dated after the date hereof, and issued by Commonwealth Land Title Company/Guaranty National Title Company, downtown Chicago office or any other company reasonably acceptable to Purchaser (the "Title Company"), wherein the Title Company shall commit to issue to Purchaser as to the Project, an owner's title insurance policy, American Land Title Association ("ALTA") Form B marketability policy in the amount of the Purchase Price, ("Title Policy"). The Title Commitment shall include an extended coverage endorsement over the all general title exceptions, subject only to the Permitted Exceptions, together with the following additional endorsements, the form of which shall be either "ALTA" or otherwise approved by the Purchaser and are otherwise permissible in the state of Florida:
3.1 zoning modified for parking and showing the Project as a legal and conforming use and structure, survey, contiguity, if applicable, environmental, encroachment, if required, and access. The Title Commitment shall also commit to insure, as additional parcels, all recorded easement rights of the Seller, if any, being conveyed to Purchaser or otherwise benefitting the Project. Concurrently with delivery of the Title Commitment, Seller, at no cost to Purchaser, shall furnish Purchaser with copies of all documents recorded with respect to the Project which appear on the Title Commitment. As a condition of the Closing, the Title Commitment shall be later-dated to cover the Closing Date and the recording of the general warranty deed. Seller shall pay for all title charges, including, but not limited to, premiums for title insurance, all later-date fees, general coverage premiums and endorsement fees. Escrow charges shall be borne equally by the parties hereto. Seller shall pay for all transfer fees, taxes and/or stamps required by any state, county or local agency in connection with the purchase and sale contemplated hereby.

  (c) Survey. Within fifteen (15) days from the Agreement Date, Seller, at its sole expense, shall deliver to Purchaser and Title Company, an as-built survey (the "Survey") of the Site and the easements benefiting the Site over the lands of others prepared by a registered land surveyor or engineer, licensed in the state of Florida, certified to the Title Company and to Purchaser and Purchaser's lender, if any, in full ALTA form and dated after the date hereof. The Survey shall conform with the requirements of the Title Company to waive its survey exceptions from the Title Policy.

  (d) UCC Searches. Prior to Closing, Seller, at Seller's sole expense, shall deliver to Purchaser searches of all Uniform Commercial Code financing statements filed and/or recorded, dated on or after the date hereof, against the Seller. Such searches shall reveal that there are no claims or liens against any of such parties encumbering or which might encumber the Project subsequent to the Closing Date. If claims or liens are revealed which do or could encumber the Project, then the cure and termination and election provisions set forth in Section 5(f) below shall apply.

  (e)     Hazardous Materials Site Investigation.  Within fifteen
(15) days from the Agreement Date, the Seller shall, at its sole cost and expense, cause a party reasonably acceptable to Purchaser ("Auditor"), to conduct a Level 1 Hazardous Materials Site Investigation ("Level 1 Audit"), which Level 1 Audit shall complete the following tasks at the Site:

     (i) Review available materials that could indicate potential environmental impairment. Such materials should include topographic maps, air photos, boring logs and other references.

     (ii) Conduct a physical site examination to include an inspection for unusual land colorations, odors, and physical irregularities as well as underground or above-ground tanks, and an evaluation of current land use. Neighboring land owners are to be contacted to determine actual historical site use.

  (iii) Contact local and state health and environmental agencies to determine if any hazardous materials incidents have occurred in the area, including recorded or known landfill sites, or the occurrence of any hazardous material event (spill, storage, discharge, etc.).

     (iv) Adjacent properties are to be surveyed for current land use conditions that may adversely affect the subject property including: underground or above-ground storage tanks, manufacturing sites, landfills, etc.

     (v) A summary report will be prepared, addressed and delivered to Purchaser, within the above-stated time frame, indicating the contacts made, data findings, photographs, and other pertinent information and recommendations for a detailed Level 2 site investigation ("Level 2 Audit") if significant evidence exists that hazardous substances may have been released at or in close proximity to the Site. If a Level 2 Audit is recommended, Seller shall perform that investigation during the Investigation Period or shall terminate this Agreement and reimburse Purchaser for all costs expended by Purchaser in connection with this Agreement, including reasonable attorney's fees, and each party shall have no further liability to the other hereunder.

  (f) Defects and Cure. The Title Commitment, Survey, UCC searches, Level 1 Audit and Level 2 Audit if performed described in this Section 5 are collectively referred to as "Title Evidence".
If the Title Evidence discloses, with respect to the Survey, Level
1 Audit or Level 2 Audit, conditions which might materially adversely affect Purchaser or the Project or, with respect to the Title Commitment, deficiencies in endorsements or matters other than the Permitted Exceptions or, with respect to the UCC searches, liens or claims not permitted hereunder (hereinafter collectively referred to as the "Defects"), the Defects shall, as a condition of the Closing, be cured by the Seller or, at Seller's option, endorsed over by the Title Company within thirty (30) days from the delivery of said Title Evidence and the Closing shall thereafter take place either on the Closing Date hereinafter specified, or thirty (30) days after the last Defect is cured or endorsed over, whichever is later. If Seller fails to cure or cause the Title Company to endorse over all Defect(s), as aforesaid, this Agreement shall terminate without further action of the parties at the close of the thirty first (31st) day following the last permitted cure period except that alternatively, Purchaser may, at its sole election upon written notice to Seller during the cure period, proceed to close this transaction and take title to the Project subject to the uncured Defects which the Title Company is incapable or unwilling to endorse over, as aforesaid, without waiving its rights and remedies herein provided.

6. Prorations and Adjustments. The following items shall be prorated as of the Closing Date: general real estate taxes accruing prior to the Lessee's obligation to pay same, current rents, security deposits (and interest thereon, if any), unused decorating allowances (if any), and expenditures required to complete any tenant improvement work required of the lessor under the Lease and incomplete on the Closing Date, together with any other items deemed reasonable and customary under the circumstances.

7. Representations and Warranties of Seller. Seller hereby represents and warrants to Purchaser (and, in respect of subpart (h) hereof, Purchaser hereby represents to Seller) as to the following matters, each of which is so warranted to be true and correct as of the date hereof, and shall be deemed re-made at the Closing to be true and correct as of the Closing Date:

  (a) Title Matters. Seller has good and marketable fee simple title to the Land and Improvements, all subject only to the Permitted Exceptions.

  (b) No Violations of Zoning and Other Laws. The existing or proposed use and condition of the Project does not violate any zoning, building, health, fire or similar statute, ordinance, regulation or code and Seller has received no notice, written or otherwise, from any governmental agency alleging a violation of the foregoing. The Project is in full compliance with current zoning requirements, including, without limitation, all parking requirements, and is not a non-conforming or special use. The Project, as conveyed to Purchaser, shall include all rights to any off-site facilities necessary to ensure compliance with all zoning, building, health, fire, water use or similar statutes, laws, regulations and orders.

  (c) Pending and Threatened Litigation. There are no pending or to the best of Seller's knowledge threatened matters of litigation, administrative action or examination, claim or demand whatsoever relating to the Project.

  (d) Eminent Domain, etc. There is no pending or to the best of Seller's knowledge, contemplated eminent domain, condemnation or other governmental taking of the Project or any part thereof.

  (e) Access to Project; Utilities. To the best of Seller's knowledge, no fact or condition exists which would result in the termination or impairment of access to the Site from public or private streets or ways adjoining the Site or which could result in discontinuation of presently available or otherwise necessary sewer, water, electric, gas, telephone or other utilities or services.

  (f) Assessments. To the best of Seller's knowledge, there are no public improvements in the nature of off-site improvements, or otherwise, which have been ordered to be made and/or which have not heretofore been assessed and there are no special or general assessments not of record pending against or affecting the Project.

  (g) Accuracy of Information. All documents and material and Records being delivered or made available to Purchaser by Seller are true, accurate and complete and present the information purportedly set forth therein and do not fail to present any information or data which would be necessary in order to prevent the information contained therein from being misleading.

  (h) Authority of Signatories: No Breach of Other Agreements: etc. The execution, delivery of and performance under this Agreement is pursuant to authority validly and duly conferred upon the parties hereto and the signatories hereto. This Agreement constitutes a legal, valid, binding and enforceable contract on the part of each party. The consummation of the transaction herein contemplated and the compliance by a respective party with the terms of this Agreement do not and will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, any agreement, arrangement, understanding, accord, document or instrument by which such party or the Project is bound; and will not and does not constitute a violation of any applicable law, rule, regulation, judgment, order or decree of any governmental instrumentality or court, domestic or foreign, to which Seller or the Project is subject or bound.

  (i) Executory Agreements. Except for the Lease, Seller is not a party to, and the Project is not subject to, any contract or agreement of any kind whatsoever, written or oral, formal or informal, with respect to the Project, other than this Agreement and those contracts necessary to construct the Improvements as contemplated herein. Purchaser shall not, by reason of entering into or closing under this Agreement, become subject to or bound by any agreement, contract, lease, license, invoice, bill, undertaking or understanding which it shall not have previously agreed in writing to accept.

  (j) Insurability of Project. Neither Seller nor its agents have received any formal or informal notice from any insurance company of any defect or inadequacies in the Project or of any part thereof which would adversely affect the availability or cost of insurance for the Project.

  (k) Mechanic's Liens. All bills and invoices for labor and material of any kind relating to the Project have been paid in full or, as to the Project, by the Closing Date will be paid in full and there are no mechanic's liens or other claims outstanding or available to any party in connection with the Project.

  (l) Government Obligations. There are no unperformed obligations relative to the Project outstanding to any governmental or quasi-governmental body or authority.

  (m) Condition of Improvements. The Improvements are in good working order and repair and not in need of repair or replacement, subject to ordinary wear and tear between the date hereof and the Closing Date. The Project is free from animal and insect infestation and damage therefrom.

  (n) Utility Services. The sewage, sanitation, plumbing, water retention and detention, refuse disposal and similar facilities in and on and/or servicing the Project is fully adequate to service the Project and Seller has received no notice of any violation of any governmental and environmental protection authorities' laws, rules, regulations and requirements.

  (o) Soil Conditions and Flood Plain. The Improvements, as built, were constructed in a manner compatible with the soil conditions at the time of construction and all necessary excava-tions, fill, footings, caissons or other installations were then or have since been provided. The Project does not lie in a flood plain and was not built, in whole or in part, on a land-fill and the soil is not chemically contaminated. If Purchaser becomes aware of contamination, Seller shall cause such contamination to be removed.

  (p) Easements. The Project is adjacent to and has full and free access on, to and from public roads and ways, such that no private easements or agreements are necessary to afford access to or from the Project.

  (q) Hazardous Substances. No part of the Project contains asbestos or, if friable asbestos has been used or is used in the Project then, to the extent present, same shall be removed by Seller, at its sole cost and expense, prior to the Closing Date. During the period of Seller's ownership of the Project, there were
(a) no Hazardous Substances, as that term is hereinafter defined, in, on or at the Project; (b) no spills, releases, discharges, or disposal of Hazardous Substances,in, on or onto the Project; (c) no spills or disposal of Hazardous Substances off the Project as a result of any construction on or operation and use of the Project, and there is (a) no presence of any equipment containing polychlorinated biphenyl ("PCB"); and (b) no friable asbestos in use at or on the Project.

     In connection with Seller's construction of the Improvements, Seller represents and warrants that to the best of its knowledge there has been no failure to comply with any applicable local, state and federal environmental laws, regulations, ordinances and administrative and judicial orders relating to the generation, recycling, reuse, sale, storage, handling, transport, and disposal of any Hazardous Substances. "Hazardous Substances" shall mean any substance or material defined or designated as hazardous or toxic waste, hazardous or toxic material, a hazardous or toxic substance, or other similar term by any federal, state or local environmental statute, regulation or ordinance. If requested by Purchaser, Seller shall render a certificate in favor of Purchaser setting forth the matters set forth above.

     Seller agrees to indemnify and hold Purchaser and any lender of Purchaser harmless from and against any and all claims, demands, damages, losses, liens, liabilities, penalties, fines, lawsuits or other proceedings, costs and expenses (including, without limitation, reasonable attorneys' fees) arising directly or indirectly from, out of, or in any way connected with (a) the presence of any Hazardous Substances on or off the Location or any portion thereof during Seller's ownership thereof, (b) any violation of any local, state or federal environmental law, regulation, ordinance or administrative or judicial order relating to Hazardous Substances, attributable to events occurring before the Closing Date during Seller's ownership of the Location, and/or (c) a violation of Article 31 of the Lease if the acts giving rise to such violation occurred prior to Closing, and Seller covenants that it shall not create, store or release or allow the creation, storage or release of any Hazardous Substances on the Project.

  (r) FIRPTA. Seller is not a foreign person or entity under the Foreign Investment in Real Property Tax Act of 1980, as amended, (the "Act") and no taxes or withholding under the Act shall be assessed against or imposed upon Purchaser in connection with the transaction contemplated by this Agreement.

  (s) Lease. The Lease is the only lease demising any portion of the Project and has not been amended or modified except as set forth in Schedule 4. The Lease does not contain any option or right of first refusal to purchase all or any part of the Project, to extend the Lease term, or to cancel or terminate the Lease prior to the end of its term. The Lessee has accepted and is occupying the Project. The Lease is in good standing and in full force and effect and no rights or interests of the lessor thereunder have been waived or released. All of the lessor's obligations under the Lease have been satisfied and neither the lessor nor the Lessee are in default under the Lease nor is Seller aware of any condition or circumstances which with the passage of time or giving of notice would constitute a default thereunder. Lessee is not entitled to any refund or reimbursement under the terms of the Lease.

     In the event of the breach of any warranty or representation made herein or elsewhere in this Agreement by Seller, Seller shall and does hereby agree, warrant and covenant to indemnify and hold Purchaser harmless from and against all losses, damages, liabili-ties, costs, expenses (including reasonable attorneys' fees), and charges which Purchaser may incur or to which Purchaser may become subject as a direct or indirect consequence of such breach.

8. Covenants of Seller. To the extent that any work remains incomplete in respect of the Project, Seller hereby covenants and agrees with Purchaser that from the Agreement Date until the Closing Date, Seller shall diligently complete all work necessary to complete the Improvements and cause same to open for business to the public and shall operate the Project in accordance with prudent management and operating standards and practices, and, subject to the limitations of Section 10 hereof, Seller shall make or cause to be made all repairs, replacements and maintenance with respect to the Project which may be necessary to maintain or place the Location in a first-class condition. At the Closing, the Location shall be delivered to Purchaser in a first-class condition. Seller shall pay or cause to be paid on a prompt and timely basis all bills and discharge all obligations arising from ownership, operation, management, repair and maintenance of the Project, as payments for same become due. Between the Agreement Date and the Closing Date, Purchaser shall have the continuing right from time to time to periodically inspect the Project and portions thereof to verify Seller's compliance with the foregoing undertakings, but no such inspections shall relieve Seller of its obligations hereunder or constitute any waiver by Purchaser hereunder. Between the Agreement Date and the Closing Date (i) Seller shall keep (or cause to be kept) the Location fully insured in accordance with prudent and customary practice; (ii) Seller shall not alienate, encumber or transfer the Project or any part thereof in favor of or to any party whomsoever; and (iii) Seller will neither execute any new lease nor renew or modify the Lease without Purchaser's prior written consent.

9.   Closing and Related Matters.

  (a)     The Closing Date.

     (i) The purchase and sale of the Project (the "Closing") shall be on the date ("Closing Date") which is five (5) business days after the completion of the Investigation Period (provided a permanent certificate of occupancy has been issued for the Premises by the appropriate authority, and Seller has taken occupancy of the Premises and received the first month's rent).

     (ii) Subject to the provisions contained in Paragraph 5(f) hereof, in the event the Closing has not occurred on or before sixty
(60) days after the Agreement Date and such failure to Close is not a result of a default by either party hereto, then either party shall have the right and option to terminate this Agreement.

  (b) Escrow Closing. This transaction shall be closed through an escrow (the "Escrow") with the Title Company acting as escrowee in accordance with the provisions of a form of deed and money escrow agreement (the "Escrow Agreement") acceptable to the Title Company and the parties. The attorneys for Seller and Purchaser are authorized to execute the Escrow Agreement, any amendments thereto and all directions or communications thereunder. The Escrow Agreement shall be auxiliary to this Agreement and, in the event of any conflict or inconsistency between this Agreement and the Escrow Agreement, the terms and provisions of this Agreement shall always be controlling as between the Parties hereto.

  (c)     Seller's Duties at Closing.  At the Closing and on the
Closing Date, Seller shall do or perform the following (unless otherwise notified, all documents to be delivered by Seller shall be deposited in the Escrow):

     (1) execute, acknowledge and deliver to Title Company a general warranty deed in recordable form dated as of the Closing Date whereby the Location is conveyed by Seller to Purchaser, subject only to the Permitted Exceptions; the Seller to pay all transfer, mortgage, and intangible taxes and recording fees;

     (2)  deliver to Purchaser executed originals of the Lease;

     (3)  execute and deliver to Purchaser an Assignment of Lease;

     (4) deliver to Purchaser a current estoppel certificate addressed to Purchaser from Lessee stating (a) that the Lessee has accepted and is occupying the Project, (b) that the Lease has not been modified or amended, (c) that the Lease is in good standing and in full force and effect, (d) that there are no defaults of the landlord under the Lease, (e) that the Lessee is not entitled to receive any concession (rental or otherwise) or other similar compensation with renting the space it occupies, other than as set forth in the Lease, (f) the amount of any security deposit being held by the landlord under the Lease, (g) that any construction of tenant improvements required to be completed by the landlord under the Lease has been satisfactorily completed and all lien waivers obtained, (h) the date on which rent payments commenced and that date to which rent has been prepaid under the Lease, and (i) such other matters as shall be reasonably requested by Purchaser, or as otherwise required under the provisions contained in Article 28 of the Lease.

     (5) cause to be furnished and delivered to Purchaser, at Seller's sole cost and expense, the later-dated Title Commitment in accordance with Section 5(b);

     (6) deliver sole and complete possession of the Project to Purchaser, subject only to the Permitted Exceptions;

     (7) deliver to Purchaser copies of all certificates of occupancy, licenses, permits, authorizations and approvals required by law and issued by all governmental authorities having jurisdiction over the Project, together with copies of all certi-ficates issued by any local board of fire underwriters (or other body exercising similar functions) and the original of each bill for current real estate and personal property taxes, together with proof of payment thereof (if any of the same have been paid);

     (8) deliver evidence that Seller is a corporation in good standing in the state of Florida;

     (9) delivery of the Insurance policies and/or Certificates of Insurance, as the case may be, as required by the Lease;

     (10) deliver an Assignment (to the extent assignable) of all construction contracts and construction warranties (including roof) with respect to the Project together with any consents to the assignment as may be necessary or required at Seller's sole cost and expense;

     (11) deliver appropriate financial information of the Lessee conforming to Rule 3-14 of Regulation S-X and which allows Purchaser to meet its filing requirements under the federal securities laws and, if required, the agreement of the Lessee to cause their respective auditors to issue then current consents for the use of the auditors' reports in any Post-Effective Amendment to Purchaser's Registration Statement to be filed by Purchaser and to reference such auditors under the heading "Experts" in such Post-Effective Amendment. Further, if required, Lessee must consent on its own behalf to the use of the audited financial statements and the auditors' names as set forth above; and

     (12) execute and deliver to Purchaser such other documents or instruments as may be required under this Agreement or, in the reasonable opinion of counsel for Purchaser, may be necessary to effectuate the Closing.

  (d) Purchaser's Duties at Closing. At the Closing and on the Closing Date, Purchaser shall deliver to the Title Company cashier's or certified checks (or wired funds) in the amount of the Purchase Price and execute and deliver to Seller such other documents or instruments as shall be reasonably required.

  (e) Escrow for Completion of Improvements. If the Closing occurs prior to the completion of the Improvements (for example, the parking lot) and the Seller hereby acknowledges that landscaping work approximating the sum of Fifteen Thousand Dollars ($15,000.00) remains incomplete, an amount equal to one hundred fifty percent (150%) of the cost thereof under the construction contract to complete the open item(s) shall be deposited by Seller with the Seller's attorney to guaranty the completion of the item(s) pursuant to an escrow arrangement that is mutually satisfactory to the parties hereto. The escrowed funds shall be paid out to reimburse Seller for the cost of completion or may be paid directly to the contractors upon submission of proper invoices and lien waivers.
If Seller fails to complete the open item(s), within a reasonable time, Purchaser shall have the right to use the escrowed funds to complete the construction of the open item(s).

10. Destruction or Loss of Project. If, between the Agreement Date and the Closing Date, all or any portion of the Project is damaged by fire or natural elements, or other causes beyond Seller's control (the "Damage"), or the Project is taken or made subject to condemnation, eminent domain or any portion thereof or other governmental acquisition proceedings (collectively a "Taking") then at Purchaser's sole option, Purchaser may elect, upon written notice Seller given any time prior to Closing, to terminate this Agreement.

11. Default and Conditions Precedent to Closing. In all events, the obligations of Purchaser to make the payments and to close this transaction are contingent upon: (i) title to the Project being shown to be good as required by this Agreement or being accepted by Purchaser; (ii) the conditions precedent to Closing provided for in this Agreement being satisfied (or, for any non-fulfilled condition(s), a written waiver of each by Purchaser); (iii) the representations and warranties of Seller contained in this Agreement being true and accurate or waived by Purchaser in writing as of the Closing Date; and (iv) Seller having performed all of its covenants and otherwise having performed all of its obligations and fulfilled all of the conditions required of it in order to close. In the event Purchaser becomes aware of a breach of any of Seller's representations or warranties or of Seller failing to perform all of its covenants or otherwise failing to perform all of its obligations and fulfill all of the conditions required of Seller in order to close, Purchaser may, at its option and after notifying Seller of the non-performance or breach and allowing the Seller ten
(10) days after delivery of said notice to Seller in which to cure said breach or non-performance: (a) elect to enforce the terms hereof by action for specific performance; or (b) attempt to cure such breach or failure by or of Seller for a period of up to thirty
(30) days, charging Seller for any fees, costs and expenses (including reasonable attorneys' fees) incurred in doing so and following such attempt either: (1) terminate this Agreement without waiving its rights to exercise any right or remedy available at law or equity or (2) proceed to close this transaction notwithstanding such breach or nonperformance without waiving its rights to exercise any right or remedy available to it at law or in equity; (c) proceed to close this transaction notwithstanding such breach or non-performance without waiving its rights to exercise any right or remedy available to it at law or in equity; or (d) terminate this Agreement, without waiving its rights to exercise any right or remedy available at law or equity. In all events, Purchaser's rights and remedies under this Agreement shall always be non-exclusive and cumulative and the exercise of one remedy shall not be exclusive of or constitute the waiver of any other.

12. Binding Effect; Assignability. This Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the parties hereto, provided however, Seller may not assign its obligations hereunder without the prior written consent of Purchaser. At or prior to Closing, Purchaser shall have the right to designate one or more partnerships, corporations or any other legal entity(ies) to act as its assignee(s) or nominee(s), and such entity shall thereafter be the party(ies) to which the Project shall be conveyed and which shall execute the closing documents. Seller agrees to look solely to and accept performance from such assignee(s) or nominee(s), and all references to "Purchaser" in this Agreement shall include said assignee(s) or nominee(s).

13. Brokerage. Purchaser represents and warrants to the Seller that, in connection with this transaction, no third-party broker or finder has been engaged or consulted by it. Each party hereby defends, indemnifies and holds the other harmless against any and all claims of brokers, finders or the like, and against the claims of all third parties claiming any right to commission or compensation by or through acts of that party or that party's partners, agents or affiliates in connection with this Agreement.

14. Notices. Any and all notices required to be delivered hereunder shall be deemed properly delivered when mailed by registered or certified mail, return receipt requested, postage prepaid (or sent by a recognized overnight courier service with instructions and payment for delivery on the next business day to the parties as set forth below:

     If to Purchaser: Brauvin, Inc.
                      150 South Wacker Drive, Suite 3200
                      Chicago, Illinois 60606
                      Attn: Mr. Ralph Cram, Vice-President
                      Telephone: 1 (312) 443-0922
                      Facsimile: 1 (312) 443-8014

     With a copy to:  Allan L. Yusim, Esq.
                      Saitlin, Patzik, Frank & Samotny Ltd.
                      150 South Wacker Drive, Suite 900
                      Chicago, Illinois  60606
                      Telephone: 1 (312) 551-8300
                      Facsimile: 1 (312) 551-1101

     If to Seller:    P. One Sioux Falls Investors, Inc.
                      7380 Sand Lake Road, Suite 150
                      Orlando, Florida  32819
                      Attn: Mr. Jay Adams
                      Telephone:  1 (407) 351-3666
                      Facsimile:  1 (407) 351-6639

     With a copy to:  Jeff Rosenthal, Esq.
                      Kind, Rosenthal, Mopsick & Retamar
                      7000 West Palmetto Park Road, Suite 203
                      Boca Raton, Florida  33433
                      Telephone: 1 (407) 394-5555
                      Facsimile: 1 (407) 394-2919

Either party hereto may change the names and addresses of the designee to whom notice shall be sent by giving written notice of such change to the other party hereto in the same manner as all other notices are required to be delivered hereunder.

15.  Miscellaneous.

  (a)     Time is of the essence of this Agreement.

  (b) Wherever under the terms and provisions of this Agreement the time for performance falls upon a Saturday, Sunday or legal holiday, such time for performance shall be extended to the next business day.

  (c) This Agreement may be executed in counterparts, each of which shall constitute an original, but all together shall constitute one and the same Agreement.

  (d) The parties agree that this Agreement and all questions of interpretation, construction and enforcement hereof, and all controversies hereunder, shall be governed by the applicable statutory and common law of the state in which the Project is located.

  (e) The terms, provisions, representations, warranties, covenants and indemnities made herein shall survive the Closing and delivery of the deeds and other instruments of conveyance, and this Agreement shall not be merged therein, but shall remain binding upon and for the parties hereto until fully observed, kept or performed.

  (f) The captions at the beginning of the several Sections, respectively, are for convenience in locating the context, but are not part of the context.

  (g) In the event any term or provision of this Agreement shall be held illegal, invalid, unenforceable or inoperative as a matter of law, the remaining terms and provisions of this Agreement shall not be affected thereby, but each such term and provision shall be valid and shall remain in full force and effect.

  (h) This Agreement and any Schedules attached hereto or required hereby embody the entire contract between the parties hereto with respect to the Project and supersedes any and all prior agreements and understandings, written or oral, formal or informal. No extensions, changes, modifications or amendments to or of this Agreement, of any kind whatsoever, shall be made or claimed by Seller or Purchaser, and no notices of any extension, change, modification or amendment made or claimed by Seller or Purchaser (except with respect to permitted unilateral waivers of conditions precedent by Purchaser) shall have any force or effect whatsoever unless the same shall be endorsed in writing and fully signed by Seller and Purchaser.

  (i) If either Seller or Purchaser shall elect to bring a suit to enforce their respective rights under and by virtue of this Agreement, then the prevailing party in such action and/or in any appellate action thereafter shall be entitled to claim and be awarded all costs of litigation incurred in connection therewith including, without limitation, court costs and reasonable attorneys' fees.

  (j) Either party hereto may upon notice to the other execute and record a memorandum of this Agreement which shall disclose only the existence of this Agreement, the parties hereto, the legal description of the land and such other matters as the parties may agree.

16. Seller Acceptance; Agreement Date. Seller shall have three (3) days in which to accept the terms and conditions of this Agreement, or this Agreement shall be null and void and of no further effect, neither Purchaser nor Seller having any rights, duties or obligations arising herefrom or hereunder. Every party hereto shall date this Agreement below its signature with the date on which all of the terms and provisions contained herein, as modified, were accepted by such party, and the later of such dates shall be deemed the "Agreement Date" as used in this Agreement.

  IN WITNESS WHEREOF, the Purchaser has caused this Agreement to be duly executed as of the year and day written below Purchaser's signature. Seller shall acknowledge acceptance of this Agreement by executing below.

PURCHASER:

BRAUVIN, INC.,
an Illinois corporation



By:  /s/ Ralph Cram
Its:     Vice-President

Date:     February 9, 1996

SELLER:

P. ONE SIOUX FALLS INVESTORS, INC.,
   a Florida corporation


By: /s/ Lee J. Maher
Its: President

Date:     February 12, 1996

                           SCHEDULE 1(a)


                         LEGAL DESCRIPTION


  The East 165 Feet of the North 280 Feet of Lot 1 in
  Block 2 of Valhalla Addition to the City of Sioux
  Falls, Minnehaha County, South Dakota, according to the recorded plat thereof.

                            SCHEDULE 4


                           COPY OF LEASE

                         LEASE AGREEMENT

                        TABLE OF CONTENTS

1    Demise and Premises . . . . . . . . . . . . . . . . . .              1
2    Term of Lease, Holdover and Options . . . . . . . . . .              1
3    Rents and Rent Schedule . . . . . . . . . . . . . . . .              2
4    Construction. . . . . . . . . . . . . . . . . . . . . .              2
5    Acceptance of the Premises. . . . . . . . . . . . . . .              3
6    Covenant of Title and Quiet Possession. . . . . . . . .              5
7    Use of Premises . . . . . . . . . . . . . . . . . . . .              5
8    Real Estate Taxes . . . . . . . . . . . . . . . . . . .              6
9    Cross Access Areas. . . . . . . . . . . . . . . . . . .              7
10   Maintenance by Landlord . . . . . . . . . . . . . . . .              7
11   Maintenance by Tenant . . . . . . . . . . . . . . . . .              8
12   Alterations, Additions and Improvements . . . . . . . .              8
13   Signs . . . . . . . . . . . . . . . . . . . . . . . . .              8
14   Landlord's Right of Entry . . . . . . . . . . . . . . .              9
15   Utilities . . . . . . . . . . . . . . . . . . . . . . .              9
16   Intentionally Deleted . . . . . . . . . . . . . . . . .              9
17   Intentionally Deleted . . . . . . . . . . . . . . . . .              9
18   Intentionally Deleted . . . . . . . . . . . . . . . . .              9
19   Intentionally Deleted . . . . . . . . . . . . . . . . .              9
20   Assigning and Subleasing. . . . . . . . . . . . . . . .             10
21   Insurance . . . . . . . . . . . . . . . . . . . . . . .             10
22   Indemnity . . . . . . . . . . . . . . . . . . . . . . .             11
23   Release and Waiver of Subrogation . . . . . . . . . . .             11
24   Fire and Casualty Damage. . . . . . . . . . . . . . . .             11
25   Condemnation. . . . . . . . . . . . . . . . . . . . . .             12
26   Default . . . . . . . . . . . . . . . . . . . . . . . .             13
27   Insolvency or Bankruptcy. . . . . . . . . . . . . . . .             15
28   Subordination, Non-Disturbance and Attornment . . . . .             15
29   Waiver. . . . . . . . . . . . . . . . . . . . . . . . .             16
30   Notices . . . . . . . . . . . . . . . . . . . . . . . .             16
31   Hazardous Materials . . . . . . . . . . . . . . . . . .             17
32   Miscellaneous . . . . . . . . . . . . . . . . . . . . .             18

                            EXHIBITS

Exhibit A   Premises Legal Description
Exhibit B-1 Premises Site Plan
Exhibit B-2 Shopping Center Site Plan
Exhibit C   Notice of Lease
Exhibit D   Tenant's Program Documents
Exhibit E   Tenant's Signage
Exhibit F   Memorandum of Lease
Exhibit G   Subordination, Non-Disturbance and Attornment Agreement

                          LEASE AGREEMENT

  This Lease Agreement (hereinafter the "Lease") is made and entered into this 5th day of June, 1995, by and between P. One Sioux Falls Investors, Inc. a Florida corporation, whose address is:

                    5750 Major Blvd. Suite 530
                      Orlando, Florida 32819

and whose Federal taxpayer identification number is 59-3317140
(hereinafter referred to as "LANDLORD"), and Pier 1 Imports (U.S.), Inc., a Delaware corporation (hereinafter referred to as "TENANT").

                  ARTICLE 1 - Demise and Premises

  1.1 LANDLORD, in consideration of the rents hereinafter reserved and agreed to be paid by TENANT, hereby leases to TENANT, and TENANT, upon the terms and conditions hereinafter set forth, hereby leases from LANDLORD the following described premises (hereinafter referred to as the "Premises"). Unless otherwise indicated, the Premises shall include the improvements to be constructed pursuant to Article 4 of this Lease. The Premises is situated within the City of Sioux Falls, County of Minnehaha, State of South Dakota, and is approximately 165' in overall width and 280' in overall depth and shall include a building to be constructed pursuant to Article 4 of this Lease containing Leasable Square Footage (as defined in Section 3.1) of approximately ten thousand nine hundred ninety-three (10,993) square feet along with other improvements. The Premises shall include all of LANDLORD'S rights, privileges, easements, and appurtenances in, over and upon adjoining and adjacent public and private land, highways, roads and streets reasonably required for ingress and egress to and from the Premises, including but not limited, the area cross-hatched on Exhibit B-1.

  1.2 The Premises is more particularly described with full legal description in Exhibit A, and is outlined on Exhibit B-1 attached hereto and made a part hereof, being a site plan of the Premises. The Premises is contemplated to be part of a Shopping Center as shown on Exhibit B-2.

          ARTICLE 2 - Term of Lease, Holdover and Options

  2.1 TENANT shall have and hold the same for a term commencing on the date of TENANT'S acceptance of the Premises as provided in
Article 5 below ("Commencement Date") and ending on the expiration of the tenth (10th) Lease Year (as defined in Section 3.4), subject to the timely exercise of any option contained herein to extend the Lease term. Should the expiration of the term of this Lease (whether the initial or an extended term) occur during the months of September through and including February of any Lease Year, and should TENANT not have exercised an option, if any is contained herein, to extend the term of this Lease, then the Lease term then expiring shall be extended so that the Lease expires on the last day of February.

  2.2 LANDLORD and TENANT agree to sign within thirty (30) days after the Rent Commencement Date (as defined in Section 3.3), a document entitled "Notice of Lease" in the form set forth in Exhibit C, reciting the Commencement Date of the initial Lease term and the Rent Commencement Date. The Notice of Lease shall be conclusive as to the initial Lease term and the Rent Commencement Date.

  2.3 Should TENANT continue to occupy the Premises with the consent of LANDLORD, or any part thereof, after the expiration of the initial or extended term of this Lease, unless otherwise agreed in writing, such occupancy shall constitute and be construed as a tenancy from month to month on the same terms and conditions of this Lease then in effect.

  2.4 LANDLORD does hereby grant to TENANT the right, privilege and option to extend the term of this Lease for two (2) successive periods of five (5) years each under the same terms and conditions of this Lease in effect at the expiration of the initial term or extended term hereof and the rental paid for any option period shall be the amount indicated in Article 3 below. TENANT, if it elects to exercise any option, shall do so by giving LANDLORD written notice at least one hundred eighty (180) days prior to the expiration (as defined in Section 2.1 above) of the initial term or each extended term, as the case may be.

  2.5 Notwithstanding the foregoing, in the event TENANT does not exercise its option in the time period or in the manner provided above, such option shall nevertheless continue in full force and effect and shall not lapse until fifteen (15) days after LANDLORD has notified TENANT that its option term will lapse if TENANT fails to exercise such option within fifteen (15) days of its receipt of LANDLORD'S written notice of such pending lapse. TENANT may exercise such option during said fifteen (15) day period, but if TENANT fails to do so during said period, such option shall thereafter lapse and terminate, and be of no further force or effect.

  2.6 If TENANT desires to relet the Premises after the expiration of the final option granted to and exercised by TENANT pursuant to the provisions of Section 2.4, it shall give LANDLORD written notice thereof at least twelve (12) months prior to the expiration of the final option period. LANDLORD shall not offer the Premises for rent to a third party for at least one hundred fifty
(150) days after TENANT gives LANDLORD notice of TENANT'S desire to negotiate to relet the Premises. If after one hundred fifty (150) days following LANDLORD'S receipt of TENANT'S notice, the parties shall fail to agree on the terms of a lease, LANDLORD may offer the Premises for Lease to a third party upon economic terms, and other conditions and provisions no more favorable than those offered to TENANT.

                ARTICLE 3 - Rent and Rent Schedule

  3.1 TENANT agrees and covenants to pay LANDLORD, or to such other persons or entities on behalf of LANDLORD at such place or places as LANDLORD may from time to time designate in a written notice delivered to TENANT fixed rent (hereinafter "Fixed Rent") equal to the dollar amount per square foot per year set forth in
Section 3.2 below, multiplied by the Leasable Square Footage (defined herein) of the building to be constructed on the Premises as established by the Square Footage Certificate. The Fixed Rent shall be payable in advance on the first day of each calendar month in equal monthly installments based upon the annual rates set forth in Section 3.2. The Leasable Square Footage of the building shall be determined and certified in writing (hereinafter the "Square Footage Certificate") by an architect who is responsible for the project of which the Premises is a part from "as built" drawings of the Premises. The term "Leasable Square Footage" shall mean the square footage of the building on the Premises measured from the exterior of outside walls.

  3.2 Rent Schedule:

  Fixed Rent for each Lease Year of the initial term of the Lease shall be as follows: Fourteen and 45/100 Dollars ($14.45) per Leasable Square Foot per Lease Year as such square footage is established by the Square Footage Certificate.

  Fixed Rent for each Lease Year of the first option period of the extended term of the Lease shall be as follows: Eighteen and 79/100 Dollars ($18.79) per Leasable Square Foot per Lease Year as such square footage is established by the Square Footage Certificate.

  Fixed Rent for each Lease Year of the second option period of the extended term of the Lease shall be as follows: Twenty-one and 60/100 Dollars ($21.60) per Leasable Square Foot per Lease Year as such square footage is established by the Square Footage
Certificate.

  Notwithstanding the foregoing, the annual Fixed Rent for the Premises shall not exceed One Hundred Fifty-eight Thousand Eight Hundred Forty Eight and 85/100 Dollars ($158,848.85) for the first full Lease Year subject to adjustment pursuant to Sections 3.3 and
4.4 of this Lease. The Fixed Rent for any additional months added at the end of the initial or extended Lease term, as the case may be, pursuant to the terms of Section 2.1, shall be at the same monthly Fixed Rent rate for the month immediately prior to such additional months.

  3.3 TENANT'S obligation to pay rent and other charges shall commence on the "Rent Commencement Date" which is defined as the earlier of (i) forty five (45) days after the Commencement Date, or
(ii) the date TENANT first opens for business in the Premises. If the Rent Commencement Date is not the first day of a calendar month, the first month's rent shall be prorated on a thirty (30) day basis, and shall be payable with the first full monthly rental due hereunder.

  3.4 The first "Lease Year" is herein defined as the first partial calendar month, if any, plus the first twelve full calendar month period following the Commencement Date, and each "Lease Year" thereafter shall be each successive twelve calendar month period.

                     ARTICLE 4 - Construction

  4.1(a) LANDLORD, at its sole risk and expense, shall (i) completely construct the Improvements (as defined in Subsection 4.1(b)) in compliance with all applicable laws, codes, regulations, ordinances and conditions of record which affect the Improvements (collectively the "Law"), (ii) obtain, as required by Law for such construction, all necessary permits, licenses and approvals of governmental and quasi-governmental authorities having or claiming jurisdiction, and (iii) completely construct the Improvements in strict accordance with each page of TENANT'S program documents attached hereto as Exhibit D (herein the "Program Documents"). LANDLORD shall obtain all necessary building permits, approvals and licenses, and commence construction (the "Construction Commencement Date") of the Premises on or before July 15, 1995.

  (b) Within thirty (30) days from the date hereof, LANDLORD, at its sole expense, shall cause its architect to prepare and submit to TENANT, for TENANT'S review, two (2) original copies of a complete set of construction documents, (i.e. plans and specifications), fully incorporating the Program Documents and including an anticipated construction schedule of key events and their dates with respect to LANDLORD'S obligations pursuant to this
Article 4 (herein the "Construction Documents"), for the Improvements to be constructed upon, and which shall become a part of, the Premises and the Improvements provided in the Program Documents to be constructed upon the common areas (herein the "Improvements"). Within ten (10) days after receipt by TENANT of two (2) complete sets of the Construction Documents, TENANT shall return same to LANDLORD indicating that the Construction Documents either comply or do not comply with the Program Documents. If the Construction Documents do not comply, TENANT shall provide LANDLORD with comments to enable LANDLORD'S architect to make the Construction Documents comply with the Program Documents. Once TENANT indicates in writing to LANDLORD that the Construction Documents comply with the Program Documents, they shall not be modified or amended without the prior written consent of LANDLORD and TENANT. In the event LANDLORD and TENANT are unable to agree upon satisfactory Construction Documents on or before July 15, 1995, TENANT shall be entitled to terminate this Lease upon written notice to LANDLORD without any liability therefore.

  (c) Notwithstanding anything in this Lease to the contrary, neither TENANT'S review of the Construction Documents nor any subsequent approvals or inspections with respect to the construction of the Improvements shall (i) relieve, or waive as to any specific item(s), LANDLORD'S obligation to construct the Improvements in strict accordance with the Program Documents and any deviation therefrom shall be invalid unless specifically and expressly consented to in writing by TENANT and (ii) be deemed to create any express or implied warranties or representations by TENANT or any of its employees, agents, representatives or designees as to the structural integrity, technical or mechanical sufficiency, or safety of the Improvements or as to any physical condition or feature pertaining to the Premises.

  4.2 Once TENANT indicates its review of the Construction Documents as satisfactory (and not before), LANDLORD shall proceed diligently to construct the Improvements in accordance with the Construction Documents so that the Commencement Date shall occur on or before October 1, 1995 subject only to Section 4.3 below.

  4.3 If the Construction Commencement Date or the Commencement Date is postponed because of labor disruptions, war, insurrection, governmental restrictions, fire, flood, storm, or any other cause not reasonably within the control of LANDLORD, the Commencement Date, and, if applicable, the Construction Commencement Date may be postponed, provided that upon the happening of the event which caused the delay, LANDLORD notifies TENANT in writing of the delay within three (3) business days of such event and specifies the number of days that the Construction Commencement Date and/or the Commencement Date, as the case may be, is delayed by the event which caused the delay; otherwise such delay shall be waived by LANDLORD.

  4.4 Subject to the provisions of Section 4.3, if the Commencement Date is not on or before October 1, 1995, TENANT shall deduct as liquidated damages from Fixed Rent, one day's rent (calculated at a daily rate based on a thirty (30) day month) for each day the Commencement Date is delayed beyond October 1, 1995.
It is hereby agreed that the liquidated damages to which TENANT is entitled hereunder is a reasonable forecast of just compensation for the harm that would be caused by LANDLORD'S failure to satisfy the conditions for acceptance of the Premises provided in Article 5 on or before October 1, 1995.

  4.5 Notwithstanding anything in this Lease to the contrary, including but not limited to Section 4.3 above, in the event (a) the Construction Commencement Date has not occurred by August 15, 1995, or (b) the Commencement Date has not occurred by November 1, 1995, TENANT may, without liability or further obligation, terminate this Lease upon written notice to LANDLORD and this Lease shall have no further force or effect.

  4.6 Notwithstanding anything herein to the contrary, LANDLORD shall have no responsibility or obligation to install TENANT'S trade fixtures and signage.

              ARTICLE 5 - Acceptance of the Premises

  5.1 TENANT shall accept the Premises, only after all of the following conditions are satisfied:

  (a) Substantial Completion (as defined in Section 5.2) of the Improvements has occurred in accordance with the Construction
Documents;

  (b) LANDLORD has provided TENANT with a permanent or temporary certificate of occupancy issued by the appropriate authority in localities where official certificates of occupancy are issued, otherwise, by LANDLORD'S architect certifying that the building on the Premises and the Premises may be lawfully occupied for the conduct of business. Notwithstanding TENANT'S acceptance of the Premises without a permanent certificate of occupancy, LANDLORD shall obtain a permanent certificate of occupancy without any interruption of TENANT'S business which is caused by the lack of a permanent certificate of occupancy. If at any time TENANT is required to close its business because it cannot lawfully conduct its business without a permanent certificate of occupancy, all rental charges herein shall abate until such permanent certificate of occupancy shall be issued. LANDLORD shall be liable to TENANT for the consequences of such closing of TENANT'S business due to LANDLORD'S failure to obtain the permanent certificate of occupancy;

  (c)     LANDLORD has delivered an acceptable Square Footage
Certificate to TENANT;

  (d) LANDLORD has delivered to TENANT all of the written warranties as provided in Section 10.3 below;

  (e) Upon Substantial Completion of the Improvements, as certified by LANDLORD'S architect, LANDLORD shall notify TENANT of same. Within ten (10) days of receipt of LANDLORD'S notice, TENANT, along with LANDLORD, shall inspect the Premises. If TENANT'S inspection discloses any item, excluding those items set forth in Subsection 5.2(d), which is not in accordance with the Construction Documents, LANDLORD shall correct such item before the Premises and Improvements shall be accepted by TENANT.

  (f) LANDLORD has completed or caused to be completed construction of the common areas, parking facilities, Cross Access Areas as defined in Section 9.1, drives and curb cuts and other delivery and service areas shown in the Program Documents and Exhibit B-1.

  (g)     The portion of 49th Street shown highlighted on Exhibit
B-2 has been constructed and is open to public vehicular and pedestrian use.

  (h) LANDLORD has completed construction of the dumpster pad, masonry enclosure and doors as specified in the Construction
Documents.

  (i) A loading area shall be provided adjacent to TENANT'S loading doors constructed and shall be connected to a service roadway, sufficient in size and design as shown in the Construction Documents to accommodate 18-wheel truck-trailer combination of 65 foot length.

  5.2 "Substantial Completion" of the Improvements shall occur when in accordance with the Construction Documents: (a) construction of the electrical system for the Improvements shall be finished and connected to the lines of the appropriate utility company; (b) LANDLORD shall have completed the installation of heating, ventilation and air conditioning system for the building comprising the Improvements; (c) LANDLORD shall have finished the installation of the floor, ceiling, walls and storefront of the building comprising the Improvements; (d) only mechanical adjustments or minor details of construction or decoration or other items commonly recognized in the construction industry as "punch list" items remain to be done which do not unreasonably prevent TENANT from installing trade fixtures and furnishings and readying the building comprising the Improvements for the operation of TENANT'S business as it normally operates its business in the stores of its chain.

  5.3 Notwithstanding the terms of Section 5.2, during the first six (6) months after its acceptance of the Premises, TENANT shall be entitled to deliver to LANDLORD a written list of items which TENANT may discover were not completed in accordance with the Construction Documents whether or not TENANT has previously delivered a list or lists of other deficiencies to be corrected by LANDLORD. LANDLORD shall commence correction of such deficiencies within ten (10) days after LANDLORD'S receipt of such list and shall complete the correction of such deficiencies within thirty (30) days of TENANT'S notice. In the event that LANDLORD fails to commence or complete correction of such deficiencies to the satisfaction of TENANT within the time periods required for LANDLORD to do so, TENANT may cause such deficiencies to be corrected at LANDLORD'S expense. LANDLORD shall reimburse such expenses to TENANT upon demand and failure of LANDLORD to reimburse TENANT within thirty
(30) days of demand shall entitle TENANT to deduct such expenses from TENANT'S next installment(s) of Fixed Rent.

  5.4 Notwithstanding any provisions contained herein to the contrary, until the first anniversary of the Rent Commencement Date, LANDLORD shall correct all latent defects in the performance of its work for which TENANT has given LANDLORD notice. LANDLORD shall cause such latent defects to be corrected within thirty (30) days after receipt of TENANT'S notice. In the event that LANDLORD fails to correct such latent defects within the time period required for LANDLORD to do so, TENANT may cause such latent defects to be corrected at LANDLORD'S expense. LANDLORD shall reimburse such expenses to TENANT upon demand and failure of LANDLORD to reimburse TENANT within thirty (30) days of demand shall entitle TENANT to deduct such expenses from TENANT'S next installment(s) of Fixed Rent.

  5.5 Anything in this Lease to the contrary notwithstanding, TENANT shall not be required to accept the Premises between October 2nd and the next succeeding January 31st in any year.

        ARTICLE 6 - Covenant of Title and Quiet Possession

  6.1 LANDLORD represents and warrants to TENANT that LANDLORD is solely vested with fee simple title to the real property comprising the Premises and has full right and lawful authority to lease the Premises to TENANT and shall provide upon TENANT'S request written evidence of LANDLORD'S ownership of the Premises. LANDLORD further represents and warrants to TENANT that there are no liens, encumbrances, mortgages or other defects which will affect TENANT'S use, occupancy, operation or enjoyment of the Premises, or which will prevent the construction of the Improvements. If at any time LANDLORD'S title or right to receive rent hereunder is disputed, or if there is a change of ownership of LANDLORD'S estate by act of the parties or operation of law, TENANT may withhold rent thereafter accruing until TENANT is furnished proof, satisfactory to it, as to the party entitled thereto. LANDLORD covenants with TENANT to keep TENANT in quiet possession of the Premises during the term of this Lease and any extensions thereof, provided TENANT performs all of its duties and obligations under this Lease.

  6.2 LANDLORD hereby represents and warrants to TENANT as follows:

  (a) LANDLORD'S title to the Premises is subject to certain liens, easements, restrictions and encumbrances, herein referred to as "Underlying Documents"; but none of the foregoing prohibit, restrict or adversely affect the use of Premises as a Pier 1 Imports store. As between LANDLORD and TENANT the terms and provisions of any Underlying Document shall be subordinate to the terms and provisions of this Lease.

  (b) No existing zoning ordinance or restrictive covenant prevents, restricts or adversely affects the use of the Premises for the specific purposes set forth in Article 7 if the Premises is constructed in accordance with the Construction Documents.

  (c) No joinder or approval of another person is required with respect to LANDLORD'S right and authority to enter into this Lease.

  (d) The terms and conditions of this Lease, including the exhibits attached hereto, are in compliance with and do not violate the provisions of the Underlying Documents.

  (e) Any approvals required pursuant to the terms of the Underlying Documents have been obtained.

  (f) Any approvals required by a lender or mortgagee have been obtained.

  (g)     There is no underlying or senior lease.

  6.3 The real property contiguous to the west side and the south side of the Premises as shown on Exhibit B-2 is not owned nor leased by LANDLORD. LANDLORD represents and warrants to TENANT that
(i) LANDLORD does have cross access, ingress and egress rights over such property pursuant to one (1) or more cross access agreements with the owners of such property ("Cross Access Agreements"), (ii) that such rights are assignable, (iii) that such Cross Access Agreements are effective and irrevocable through the initial term of this Lease and any extensions of that term by TENANT, and (iv) that the cross access rights pursuant to the Cross Access Agreements cannot be altered, changed, obstructed or eliminated. LANDLORD hereby non-exclusively transfers and assigns to TENANT for the benefit of TENANT and its employees, agents, customers and contractors LANDLORD'S rights over such property as shown cross-hatched on Exhibit B-1 for vehicular and pedestrian access, ingress and egress to and from the Premises. At no time during the initial term or extended term of this Lease, as the case may be, will LANDLORD amend or modify the Cross Access Agreements over such areas nor allow the placement, whether permanently or temporarily, of any above ground structure, fence or barrier along the boundary line between the Premises and the real property contiguous to the Premises.

                    ARTICLE 7 - Use of Premises

  7.1 TENANT may use the Premises for the purposes of the display and retail sale of merchandise and for any other lawful purposes.

  7.2 In the event that the Premises shall be closed for business for a period of thirty (30) consecutive days or more, at any time after the Rent Commencement Date, other than as a result of a remodeling, or a cause or event referred to in Article 24 or 25 herein, or due to TENANT'S impending subletting of the Premises or assigning of its interest in the Lease, as permitted hereinafter, then at any time thereafter but prior to any day on which TENANT shall give notice to LANDLORD that TENANT shall thereafter reopen the Premises for business ("Tenant's Notice"), LANDLORD may, at its election, terminate this Lease by giving TENANT notice thereof and this Lease shall terminate on the thirtieth (30th) day after the giving of such notice by LANDLORD to the same extent as if said date were the date originally set forth herein for the expiration of the Lease. If TENANT shall give Tenant's Notice as aforesaid, TENANT shall reopen the Premises for business on or before the thirtieth
(30th) day after the date of Tenant's Notice. Nothing in this Lease or otherwise shall require TENANT to open or once open to remain open for business.

  7.3 LANDLORD hereby represents and warrants that, upon the Commencement Date, the Premises and all parts thereof shall be in full compliance with the applicable laws, orders and regulations of all federal, state, county and municipal authorities having jurisdiction and with all regulations of any board of fire underwriters having jurisdiction which affect TENANT'S intended use of the Premises. LANDLORD shall be required to comply with all legal requirements applicable to real estate generally with respect to the Improvements, the Premises, and the Systems (as defined in Section 10.3 of this Lease).

  TENANT shall comply with the legal requirements which relate to its use of the Premises, provided the cumulative cost of such compliance does not exceed $10,000.00. LANDLORD and TENANT shall share equally all such costs in excess of $10,000.00.

                   ARTICLE 8 - Real Estate Taxes

  8.1 LANDLORD represents and warrants all taxes on the Premises, except current taxes not delinquent, have been paid in full and that the Premises constitutes one tax parcel for the assessment of real property taxes and assessments.

  8.2(a) For purposes of this Article 8, "real property taxes and assessments" shall only mean the regularly imposed taxes and special assessments commonly levied by municipal, county and district governmental authorities (as distinguished from state and federal governmental authorities), whether ordinary or extraordinary, against the owners of real property, which taxes are measured on an ad valorem basis separate and apart from any other property of the owner of the subject property. Real property taxes and assessments for the first and last Lease Years hereunder shall be prorated, if necessary, based on a three hundred sixty-five (365) day year and apportioned between LANDLORD and TENANT to coincide with the Rent Commencement Date and the vacation by TENANT of the Premises, as the case may be, such that TENANT only pays those real property taxes and assessments solely allocable to the Lease term. Notwithstanding anything contained in this Lease, TENANT shall not be required to pay or discharge: (i) any tax or increase thereof which may be levied as a result of the voluntary or involuntary assignment or transfer of all or any portion of LANDLORD'S interest in the Premises to an affiliated or related entity or person of LANDLORD, or (ii) any tax upon the income, profits or business of LANDLORD, or (iii) any personal property taxes, capital levy, franchise, gross receipts, revenue, inheritance, estate, income, profit, gift, payroll or stamp tax which may be levied against the estate or interest of LANDLORD, however such taxes may be designated, even though such taxes may become a lien against the Premises.

  (b) TENANT shall pay the real property taxes and assessments for the Premises prior to delinquency, provided LANDLORD has provided TENANT with a copy of the tax bill at least thirty (30) days prior to the due date. If LANDLORD fails to provide TENANT with the tax bill at least thirty (30) days prior to its due date, TENANT shall not be responsible for any late charges, interest or penalties on such taxes, but shall remain responsible for the actual taxes.

  8.3(a) Assessments imposed on the Premises shall be computed as if LANDLORD had elected to pay the same in installments over the longest period of time allowed by applicable law and only those installments (or partial installments) attributable to installment periods (or partial periods) falling within the term of this Lease shall be considered in determining TENANT'S tax liability.

  (b) Notwithstanding any provision of this Lease to the contrary, LANDLORD (and not TENANT) shall be obligated to pay any assessment for special improvements heretofore installed or installed in connection with the initial development of the Premises, such as the widening of the exterior roads, the installation and/or hook up to and maintenance of sewer and sewer lines, sanitary and storm drainage systems and other utility lines and installations (whether public or private).

  (c) If at any time during the term of this Lease any governmental subdivision proposes to create an improvement or special assessment district the proposed boundaries of which include the Premises, TENANT shall be entitled to appear in any proceeding relating thereto and present its position as to whether the Premises should be included or excluded from the proposed improvement or assessment district and as to the degree of benefit to the Premises resulting from inclusion. LANDLORD shall promptly advise TENANT in writing of the receipt of any notice or other information relating to the proposed creation of any such improvement or special assessment district, the boundaries of which include the Premises.

  (d) To the extent permitted by law, TENANT or its designees shall have the right to apply to have any assessment for local improvements imposed during the term of this Lease payable in annual installments. LANDLORD shall permit any such application to be filed in its name, if necessary or appropriate, and shall execute any and all documents requested by TENANT to accomplish the foregoing result.

  8.4 TENANT shall receive any real property tax and assessment refunds or rebates with respect to the Premises and attributable to the term of this Lease or any extension thereof.

  8.5 In order for TENANT to be liable for the payment of any increase in real property taxes and assessments above the amount paid by TENANT for the first full Lease Year, LANDLORD shall provide TENANT with a copy of any tax assessment within five (5) days of its receipt. If TENANT desires to contest any ad valorem assessment or the validity of any tax and gives LANDLORD written notice of this intention, then TENANT may contest the assessment or tax without being in default hereunder. TENANT agrees to indemnify LANDLORD and hold LANDLORD harmless from all costs, expenses and damages of whatsoever nature arising out of any contest made by TENANT.

                  ARTICLE 9 - Cross Access Areas

  9.1 LANDLORD hereby transfers and assigns to TENANT during the term of the Lease or any renewal or extension thereof, for the benefit of TENANT and TENANT'S subtenants, licensees and concessionaires, and their respective employees, agents, customers, invitees and deliverymen, LANDLORD'S rights to and over all of the areas cross-hatched on Exhibit B-1 ("Cross Access Areas"), such rights to be in common with LANDLORD and LANDLORD'S employees, agents, customers, invitees and deliverymen and all other parties granted rights to such areas pursuant to the Cross Access Agreements in existence on the date of this Lease.

               ARTICLE 10 - Maintenance by Landlord

  10.1    In addition to LANDLORD'S obligation pursuant to Sections
5.3 and 5.4 above, LANDLORD shall at its sole expense (i) make all structural repairs to the building on the Premises, including but not limited to foundation, bearing walls and roof, (ii) keep the roof free of leaks; (iii) maintain the underground and otherwise concealed plumbing and the exterior surface of the outside walls, excluding window glass, plate glass and doors unless such glass and door damage is caused by a structural shift; and (iv) keep in good order, condition and repair the down spouts and gutters of the building on the Premises. LANDLORD shall also maintain at its sole cost and expense the base and subbase (defined as the portion of the parking lot below the first 1" of asphalt) of the parking area on the Premises, the surface of such parking areas to the extent such repair or maintenance is necessitated by defects in the base or subbase and maintain and repair, or cause to be maintained or repaired, all aspects of the cross-access areas cross-hatched on Exhibit B-1.

  10.2 If (i) LANDLORD fails or neglects to commence, or cause commencement of, the repair of any of the above mentioned items within five (5) days after receipt of TENANT'S written notice stating the repairs required to be made, or (ii) LANDLORD fails to complete, or cause completion of, such repairs within thirty (30) days of such notice or such longer period of time as may be reasonably necessary provided LANDLORD timely commenced or cause to be commenced such repairs and is diligently and without interruption pursuing such repairs to completion (provided, however, that such time period shall not exceed ninety (90) days after TENANT'S written notice); or (iii) in the event of an emergency, then TENANT may make such repairs as it deems necessary for the account of LANDLORD. Following TENANT'S completion of such repair work, LANDLORD shall promptly reimburse TENANT for expenses incurred upon its receipt of paid invoices and failure of LANDLORD to reimburse TENANT within thirty (30) days of demand shall entitle TENANT to deduct such expenses from TENANT'S next installment(s) of Fixed Rent.

  10.3 LANDLORD as of the Commencement Date certifies that the roof; heating, air conditioning, ("HVAC"); plumbing; and electrical systems of the building on the Premises (herein "Systems") are new and in good operating condition. Prior to the Commencement Date LANDLORD shall furnish TENANT for all such Systems (excluding the HVAC unit(s)) five (5) year minimum repair or replacement written warranties which shall include payments for all labor, but same shall not relieve LANDLORD of any obligations set forth in Section
10.1. With respect to the HVAC units, LANDLORD shall furnish to TENANT a minimum repair or replacement written warranty equal to that provided by the manufacturer of such units (exclusive of the compressor), but not less than one (1) year, and with respect to the compressor, not less than five (5) years.

  10.4 The terms and conditions of Sections 24 and 25 shall control with respect to repairs or maintenance required due to an event described therein.

  10.5 In the event access to the Premises is impaired due to maintenance or repairs to the parking lots, public roadways or other ways of access to the Premises and such impairment continues for ten
(10) days after TENANT'S written notice to LANDLORD, the rent and other charges payable under this Lease shall be equitably adjusted, or abated, for the period of such temporary impairment beyond ten
(10) days.

                ARTICLE 11 - Maintenance by Tenant

  11.1 At its expense, TENANT with respect to the building on the Premises shall maintain in good repair and condition the exposed interior plumbing, window glass, plate glass and doors, unless such damage is caused by a structural shift; heating and air conditioning systems (subject to Section 7.3 of this Lease); and the interior surfaces of the building on the Premises. TENANT'S obligations under this Section 11.1 shall not include repairs which are covered by LANDLORD'S insurance and warranties. TENANT shall, at its expense, be responsible for prompt extermination of termites, rodents and other vermin within the building on the Premises.

  In addition TENANT shall maintain the surface layer of the parking lot and driveways on the Premises unless such maintenance is necessitated by a failure of the base or subbase of such parking lot, in which event LANDLORD shall maintain and repair the surface.

  11.2 TENANT shall use reasonable care and diligence to keep and maintain the Premises free from waste or nuisance and shall deliver the Premises to LANDLORD broom clean at the expiration of this Lease, reasonable wear and tear and casualty being excepted.

  11.3 The terms and conditions of Sections 24 and 25 shall control with respect to repairs or maintenance required due to an event described therein.

       ARTICLE 12 - Alterations, Additions and Improvements

  12.1 TENANT shall not create any openings in the roof or exterior walls, nor make any structural alterations, additions or improvements to the building on the Premises without prior written consent of LANDLORD, which consent shall not be unreasonably withheld. TENANT shall have the right at all times to erect or install shelves, bins, electrical outlets, machinery, air conditioning or heating equipment, satellite communication equipment, and trade fixtures, provided, TENANT complies with all applicable governmental laws, ordinances and regulations.

  12.2 All alterations, additions or improvements made by TENANT which are permanently attached to and made a part of the Premises shall become the property of LANDLORD at the expiration of the Lease term and any extensions thereof, except for signs, trade fixtures, display furnishings, satellite communication equipment and equipment used on the Premises and furnished by TENANT (for Federal income tax purposes only, TENANT'S signs, trade fixtures and display furnishings are defined herein as equipment).

  12.3 TENANT in its sole discretion shall have the right to make alterations or remodeling, of a non-structural nature to the Premises.

                        ARTICLE 13 - Signs

  13.1 LANDLORD warrants and represents that there are no signage restrictions imposed by a restrictive covenant or uniform sign plan filed of record or with the local governing authority which would prevent TENANT from erecting its signage substantially as shown on Exhibits D and E. LANDLORD hereby approves the dimensions, color, content and design of TENANT'S proposed signage as set forth in Exhibit E, and agrees that TENANT may, at its expense, erect and maintain its standard signs on the Premises as shown in Exhibit D. If, for any reason TENANT is unable to erect its signage as described in Exhibits D and E, TENANT may terminate this Lease on written notice to LANDLORD and all rent and additional charges shall be abated as of the date of this notice.

  13.2 During the term hereof TENANT shall not be required to remove its signs unless required to do so by local codes enacted subsequent to the date hereof. TENANT may at any time remodel or replace the sign facia to conform with TENANT'S then standard signage so long as such signage does not violate applicable deed or master lease restrictions or sign ordinances. TENANT shall have the right to affix window appliques and other treatments commonly used at TENANT'S store locations. TENANT shall remove all signs and appliques at the termination of this Lease, and shall repair any damage caused by such removal. LANDLORD shall not allow any signage other than TENANT'S to be erected on the Premises.

  13.3 A monument sign is shown on the site plan in Exhibit D, LANDLORD represents, warrants, and agrees that TENANT may, at its expense, erect and maintain its standard monument sign as shown in Exhibit E at the location noted on Exhibit D.

  13.4 TENANT or TENANT'S agent shall have the right to erect a temporary "Coming Soon" sign, or signs, on or near the Premises prior to the Commencement Date.

              ARTICLE 14 - Landlord's Right of Entry

  14.1 Subject to TENANT'S consent, which shall not be unreasonably withheld, LANDLORD and its authorized agents may enter the Premises during TENANT'S normal business hours for the following purposes: (a) to inspect the general conditions and state of repair of the Premises; (b) to make repairs required of LANDLORD; and (c) to show the Premises to any prospective purchaser or mortgagee.
Such entry by LANDLORD shall be under the supervision of TENANT. LANDLORD shall not interfere with, or create a hazard to, TENANT'S normal business operations during such entry. In the event of an emergency condition arising within the Premises which endangers property or the safety of individuals such consent is waived by TENANT.

  14.2 Within sixty (60) days prior to the expiration of the term, including extensions hereof, LANDLORD may enter the Premises during TENANT'S normal business hours to show the Premises to prospective tenants or purchasers. During the final thirty (30) days of the term, including extensions hereof, LANDLORD and its authorized agents may erect on, or about, the Premises its customary sign advertising the property for sale or lease, provided such sign does not interfere with or create a hazard to TENANT'S normal business operation.

                      ARTICLE 15 - Utilities

  15.1 TENANT will pay before delinquency all charges for gas, water, electricity, and any other utility services used solely on the Premises during the term hereof by TENANT.

  15.2 LANDLORD, at its expense, shall cause the Improvements to be individually metered for each utility service and provide the service connections specified in Exhibit D and as otherwise customarily provided. In the event of any interruption in service, LANDLORD shall diligently pursue the resumption of service. During the period of such interruption, if such interruption is caused by the negligence of LANDLORD and if TENANT is not able to conduct its customary level of sales for similar periods, LANDLORD and TENANT agree to equitably adjust the rent for such period.


          ARTICLE 16 - Intentionally Deleted

          ARTICLE 17 - Intentionally Deleted

          ARTICLE 18 - Intentionally Deleted

          ARTICLE 19 - Intentionally Deleted

          ARTICLE 20 - Assigning and Subleasing

  20.1 TENANT may assign this Lease or sublease the Premises, in whole or in part, with the express written consent of LANDLORD, which consent, including consent to a proposed change in use if required by the express terms of this Lease, shall not be unreasonably withheld. LANDLORD shall consent or withhold such consent by notice to TENANT within thirty (30) days of TENANT'S notice requesting LANDLORD'S consent. If LANDLORD fails to respond to TENANT'S request within such thirty (30) day period, LANDLORD shall be deemed to have consented to such assignment or subletting. It shall be unreasonable for LANDLORD to withhold its consent to an assignment or a subletting if the proposed assignee or sublessee is of such financial standing and responsibility at the time of such assignment or sublet as to give reasonable assurance (i) of the payment of all rental and other amounts reserved in this Lease and
(ii) of compliance with all of the terms, covenants, provisions and conditions of this Lease.

  20.2 Anything herein to the contrary notwithstanding and without the express written consent of LANDLORD, TENANT may assign or sublease this Lease, in whole or in part, to:

  (i) any corporation into which or with which TENANT has merged or consolidated;

  (ii) any parent, subsidiary, successor, or affiliated corporation of TENANT;

  (iii) any corporation which acquires all or substantially all of the assets or issued and outstanding shares of capital stock of TENANT; or

  (iv) any partnership, the majority interest of which shall be owned by the parent of TENANT;

provided the resulting entity from such merger or consolidation or the transferee, other than a parent, subsidiary or affiliated corporation of TENANT from any such acquisition shall have a net worth not less than TENANT'S prior to the merger, consolidation, acquisition or transfer; and provided further any such assignee or sublessee, as the case may be, shall agree in writing to assume and perform all of the terms and conditions of this Lease on TENANT'S part to be performed from and after the effective date of such assignment or subletting.

  20.3 Provided an assignee pursuant to Section 20.1 has a current net worth of Twenty Five Million Dollars ($25,000,000) or greater at the time of the assignment, such assignment shall operate to release TENANT of its liabilities and obligations arising hereunder after the date of such assignment. Any assignment pursuant to Section 20.2(i)-(iv) shall operate to release TENANT of its liabilities and obligations arising under this Lease.

  20.4 Provided any assignee of LANDLORD assumes in writing all of LANDLORD'S obligations under this Lease and so notifies TENANT, LANDLORD may assign its interest in Lease during the term hereof; provided, however, TENANT shall make all payments required under this Lease to LANDLORD until TENANT is furnished documentation evidencing such assignment, and TENANT shall in no way be liable to any assignee for any rentals due hereunder until TENANT is furnished documentation evidencing such assignment.

                      ARTICLE 21 - Insurance

  21.1 During the Lease term, TENANT shall maintain in full force general liability insurance written on an occurrence basis, at TENANT'S sole expense. The policy(ies) shall be issued by one or more insurance carriers, insuring TENANT against liability for injury to or death of persons and loss of or damage to property occurring in and on the Premises. Such liability insurance shall name LANDLORD as an additional insured. The coverage limits of the policy shall be a combined single limits for bodily injury and property damage in an amount of at least One Million Dollars ($1,000,000.00) per occurrence.

  21.2 During the Lease term, LANDLORD shall maintain in full force the following insurance at LANDLORD'S sole expense.

  (a) General liability insurance issued by one or more insurance carriers, insuring against liability for injury to or death of persons and loss of or damage to property arising from LANDLORD'S performance of its duties under this Lease. The coverage limits of the policy shall be a combined single limits for bodily injury and property damage in an amount of at least One Million Dollars ($1,000,000.00) per occurrence. LANDLORD shall name TENANT as an additional insured on such insurance policy.

  (b) All risk property damage insurance including a standard extended coverage endorsement issued by one or more insurance carriers covering the Premises including the Improvements to the extent of their full replacement value exclusive of foundation and excavation costs. All proceeds of such insurance applicable to the Premises shall be applied to the restoration of the Premises as required by this Lease.

  TENANT shall, once per Lease Year, reimburse LANDLORD for the cost and expense of the insurance carried by LANDLORD pursuant to
Section 21.2(a) and (b). Such reimbursement shall be made by TENANT within thirty (30) days after its receipt of the invoice for such insurance cost and expense as paid by LANDLORD.

  21.3 LANDLORD and TENANT may comply with their insurance obligations hereunder by endorsement to any blanket policy of insurance. Provided TENANT has a net worth greater than or equal to Fifty Million Dollars ($50,000,000.00), TENANT may comply with its general liability insurance obligations by self-insurance. TENANT may self-insure in all other instances, including for all deductibles, regardless of its net worth.

  21.4 LANDLORD and TENANT shall deliver to each other certificates issued by the authorized representative of the insurance carrier or carriers for each policy of insurance they are required to maintain pursuant to the terms of this Lease.

  21.5 Any insurance required by this Article 21 to be procured by one party for the benefit of another party shall contain a provision that the other party's insurance cannot be terminated without thirty (30) days prior written notice to both parties. All insurance under this Article 21 shall be maintained with insurance companies rated at lest A XV in "Best's Insurance Guide" and qualified to do business in the state in which the Premises is located.

  21.6 TENANT shall not knowingly conduct any operation in the Premises which would cause suspension or cancellation of such all risk insurance coverage carried by LANDLORD.

  21.7 LANDLORD covenants that it will seek competitive rates on all insurance and provide TENANT evidence of such bids on its request.

                      ARTICLE 22 - Indemnity

  22.1 TENANT and LANDLORD (each an "Indemnitor") will indemnify the other (each an "Indemnitee") against, and hold Indemnitee harmless from all claims, liabilities, demands or causes of action, including all reasonable expenses of the Indemnitee incidental thereto, for injury to or death of any employee, agent or invitee of indemnitee arising within the Premises and caused by Indemnitor's negligent act or omission or the negligent act or omission of any employee, agent or invitee of Indemnitor. The liability of Indemnitor to indemnify indemnitee as hereinabove set forth shall not extend to any matter against which Indemnitee shall be effectively protected by insurance; provided, however, that if any such liability shall exceed the amount of the effective and collectable insurance in question, the said liability of Indemnitor shall apply to such excess.

          ARTICLE 23 - Release and Waiver of Subrogation

  23.1 Notwithstanding anything to the contrary contained in this Lease, LANDLORD and TENANT hereby waive and release each other of and from any and all rights of recovery, claim, action or cause of action against each other, their agents, officers, directors, partners and employees, for any loss or damage that may occur to the Premises, Improvements or personal property including building contents within the building on the Premises, by reason of fire or the elements of nature regardless of cause or origin including negligence of LANDLORD or TENANT and their agents, officers, directors, partners and employees. Because this Section 23.1 will preclude the assignment of any claim mentioned in it by way of subrogation or otherwise to any insurance company or any other person, each party to this Lease agrees immediately to give to each insurance company which has issued to it policies of insurance covering all risk of direct physical loss, written notice of the terms of mutual waivers contained in this Section 23.1, and to have the insurance policies properly endorsed to prevent the invalidation of such insurance coverage by reason of these waivers. Each party shall provide the other annually with evidence that its policies have been so endorsed. The foregoing shall not, however, release the parties from their obligations as set forth in Article 24.

               ARTICLE 24 - Fire and Casualty Damage

  24.1 If all or any part of the Premises and/or the Cross Access Areas (defined in Section 9.1) are damaged or destroyed by fire or other casualty, TENANT shall promptly notify LANDLORD in writing.

  24.2 If the Premises and/or the Cross Access Areas should be damaged by fire or other casualty such that rebuilding or repairs cannot be completed within one hundred eighty (180) days from the date of such damage, TENANT may, within thirty (30) days of the determination of the number of days necessary to restore the Premises and/or the Cross Access Areas, terminate this Lease on written notice to LANDLORD and rent and all additional charges shall be abated as of the date of the happening of the damage.

  24.3 (a) If the Premises and/or the Cross Access Areas should be damaged by a fire or other casualty prior to the final eighteen
(18) full calendar months of the Initial Lease term or extended lease term to such extent that rebuilding or repairing can be completed within one hundred eighty (180) days from the date of the happening of such damage, LANDLORD shall, at its sole cost and risk, diligently proceed forthwith to rebuild or repair, or cause to be rebuilt or repaired, the Premises and/or the Cross Access Areas to substantially the condition which existed prior to such damage except that TENANT shall have the right to require LANDLORD to make changes to the Premises in the course of such restoration. If the cost and expense of restoration of the Premises is increased by any change or changes made by TENANT, then TENANT shall pay LANDLORD, as other charges, promptly upon demand, the amount or amounts by which the cost or expense of restoration of the Premises was thereby increased.

  (b) If the Premises and/or the Cross Access Areas should be damaged by a fire or other casualty during the final eighteen (18) full calendar months of the initial term or extended lease term TENANT may exercise its option, if any, to extend the term within sixty (60) days of the date of the casualty, in which case LANDLORD shall at its sole cost and risk, proceed forthwith to rebuild or repair such damage; otherwise, LANDLORD shall not be required to rebuild or repair, or cause to be built or repaired, such damage and this Lease shall automatically terminate and rent and all additional charges shall be abated as of the date of such damage.

  (c) If the existing laws do not permit restoration of the Premises to substantially the same condition as they were in immediately before the date of the damage, then TENANT at its option, may (i) require LANDLORD to restore the Premises so as to comply with the then existing laws or codes, or (ii) terminate this Lease immediately by giving written notice to LANDLORD, in which case the Lease shall cease as of the date of the damage.

  24.4 The determination of whether the Premises and/or the Cross Access Areas can be rebuilt or repaired within one hundred eighty
(180) days from the date of any damage shall be in the mutual judgment of both LANDLORD and TENANT and such determination shall be made within thirty (30) days of the date of such damage. If LANDLORD and TENANT cannot agree, the determination shall be made by an independent contractor mutually acceptable to both LANDLORD and TENANT who commits in writing to complete, or cause to be completed, the necessary repairs and/or reconstruction within such one hundred eighty (180) day period.

  24.5 If so much of the Premises and/or the Cross Access Areas shall be damaged so that TENANT is unable to conduct business from the Premises, in its sole judgment, TENANT may discontinue the conduct of business from the Premises and all Fixed Rent, additional rent and all other charges shall abate and the term shall toll thereafter. The rent abatement and tolling of the term shall end on the earlier to occur of the date on which the damage shall be repaired or replaced or the date on which the conduct of business from the Premises shall be resumed. To the extent that TENANT continues to operate the business from the Premises, however, during the period from the date of destruction to the date of completion of the reconstruction, LANDLORD and TENANT shall agree on an equitable adjustment to Fixed Rent, additional rent and other charges.

  24.6 If LANDLORD does not commence within sixty (60) days from date of notification pursuant to the terms of Section 24.1 and with reasonable dispatch continue to restore the Premises and/or the Cross Access Areas, TENANT shall have the right to terminate this Lease on written notice to LANDLORD, and all rent and all additional charges shall be abated as of the date of such damage. In the event that LANDLORD should fail to complete any repairs or rebuilding within the time periods required by the terms of this Article 24, TENANT may terminate this Lease on written notice at such time to LANDLORD, and rent and all additional charges shall be abated as of the date of such damage. The date on which rebuilding work or repairs are deemed to be complete shall be the date on which the Premises and/or the Cross Access Areas are acceptable to Tenant pursuant to the terms of Article 5, to the extent applicable.

                     ARTICLE 25 - Condemnation

  25.1 In the event any part of the Premises and/or the Cross Access Areas is taken or condemned by any competent authority, TENANT shall have the right: (a) to terminate this Lease as of the earlier of the date of title transfer or the date of the taking of possession by the condemning authority in which event the term hereof and rent and all other charges shall be abated and any unearned rent paid or credited will be refunded by LANDLORD to TENANT; or (b) to continue the Lease in full force and effect with a reduced Fixed Rent commensurate with the reduced area and/or reduced utility of the Premises and/or the Cross Access Areas, in lieu of the amount of rental hereinabove provided, which reduced rental will become effective upon the earlier of the date of title transfer or the date of such taking. TENANT shall elect between these rights and give notice to LANDLORD of its election within sixty (60) days after the date of the final written determination of the portion of the Premises and/or the Cross Access Areas to be taken, and written notification to TENANT of such determination.

  25.2 If TENANT does not elect to terminate this Lease as set forth herein, then the award or payment for the taking shall be paid to and used by LANDLORD to restore, and LANDLORD shall, except as otherwise provided in this paragraph, commence, and with reasonable dispatch continue, out of the proceeds of the award to restore the portion of the Premises and/or the Cross Access Areas remaining after the taking to substantially the same condition and tenantability as existed immediately preceding the taking, except that TENANT shall have the right to require LANDLORD to make changes to the Premises in the course of such restoration, provided that if the cost and expense of restoration of the Premises is increased by any change or changes made by TENANT, then TENANT shall pay to LANDLORD, as other charges, promptly upon demand the amount by which the cost and expense of restoration of the Premises was thereby increased.

  25.3 If LANDLORD does not commence within thirty (30) days of receipt of the award, and with reasonable dispatch continue, to restore the portion of the Premises and/or the Cross Access Areas, as aforesaid, TENANT shall have the right, upon giving notice to LANDLORD, in addition to other rights provided herein, to (i) restore the Premises and/or the Cross Access Areas at LANDLORD'S sole cost and expense, or (ii) terminate this Lease on written notice to LANDLORD, and all rent and all additional charges shall be abated as of the date of such notice. If TENANT elects to restore, LANDLORD shall promptly pay to TENANT any award or payment made as to the taking of the Premises and/or the Cross Access Areas, and in addition thereto shall reimburse TENANT upon demand for any cost and expense incurred by TENANT for such restoration in excess of said award or payment received by TENANT, plus interest at the reference (prime) rate of Morgan Guaranty Trust, New York, New York or its successor, plus one percent (1%) per annum. Until Tenant has been fully reimbursed for such cost and expense plus interest, TENANT may fully abate its rent. If, at the end of this Lease, TENANT has not been fully reimbursed therefore, TENANT shall have the right to extend the term of this Lease for any period of time selected by TENANT which is less than or equal to the period which shall enable TENANT to recover such cost and expense plus interest at the reference (prime) rate of Morgan Guaranty Trust, New York, New York or its successor, plus one percent (1%) per annum by abatement from Fixed Rent, as aforesaid.

  25.4(a) Termination of this Lease because of condemnation shall be without prejudice to the rights of either LANDLORD or TENANT to recover from the condemning authority compensation and damages for the injury and loss sustained by them as a result of the taking, and TENANT shall have the right to make a separate claim against the condemning authority for the reasonable value of TENANT'S trade fixtures, furniture, personal property, interruption and/or dislocation of business in the Premises, loss of good will and for moving and remodeling expenses and the depreciated book value of any leasehold improvements made by TENANT on or to the Premises.

  (b) If TENANT cannot by law make a separate claim and TENANT'S claim must be embodied in LANDLORD'S claim for a condemnation award, to the extent LANDLORD'S award includes an award for the items set forth in Subsection 25.5(a), LANDLORD shall pay over such portion of the award to TENANT.

                       ARTICLE 26 - Default

  26.1 (a) An event of default by TENANT shall occur if one or more of the following events shall occur:

  (i) If TENANT shall fail to pay Fixed Rent or additional rent when due and such failure shall continue for a ten (10) day period after LANDLORD shall have given TENANT written notice of TENANT'S failure to pay.

  (ii) If TENANT shall fail to perform any of its other obligations under this Lease and such failure shall continue for a thirty (30) day period after LANDLORD shall have given TENANT written notice of its failure to perform.

     (b) However, if TENANT shall fail to perform an obligation, other than an obligation to pay Fixed Rent or additional rent, and the failure cannot reasonably be cured by TENANT within thirty (30) days after LANDLORD shall have given written notice of such failure, an event of default shall not occur if TENANT commences to cure such failure within the thirty (30) day period and diligently thereafter prosecutes the cure to completion.

  26.2 If an event of default by TENANT shall have occurred under the terms of Section 26.1, LANDLORD shall as its sole and exclusive remedy:

  (a) Give TENANT a notice of LANDLORD'S intention to end the term of this Lease at the expiration of the ten (10) day period after such notice of cancellation is given. Unless the default is cured before the expiration of the ten (10) day period, this Lease shall be canceled, and all of the obligations and responsibilities of the parties under this Lease shall terminate except for accrued liabilities and except that TENANT shall surrender the Premises to LANDLORD in accordance with Section 11.2;

  (b) Give TENANT a notice of intention to cure TENANT'S default for the account of and at the expense of TENANT. If LANDLORD gives TENANT a notice of intention to cure, LANDLORD may cure the default for the account and at the expense of TENANT, and TENANT shall reimburse LANDLORD for the reasonable cost of curing TENANT'S default. If TENANT fails to reimburse LANDLORD for the reasonable cost within thirty (30) days after demand, the amount to which LANDLORD shall be entitled shall be added to, and become a part of, the next monthly installment of Fixed Rent;

  (c) Terminate TENANT'S right to possession of the Premises with due process of law, in which case this Lease shall terminate and TENANT shall immediately surrender possession of the Premises to LANDLORD. In such event and should an event of default have occurred pursuant to Subsection 25.1(a)(1), LANDLORD shall be entitled to recover from TENANT (i) the worth at the time of award (as determined by the court having jurisdiction thereof) of any unpaid rent that has been earned at the time of such termination; plus (ii) the worth at the time of award (as determined by the court having jurisdiction thereof) of the amount by which the unpaid rent that would have been earned after termination until the time of award exceeds the amount of such rental loss which could have been reasonably avoided; plus (iii) the worth at the time of award (as determined by the court having jurisdiction thereof) of the amount by which the unpaid rent for the balance of the term after the time of such award exceeds the amount of such rental loss which could be reasonably avoided; plus (iv) LANDLORD'S reasonable expense of reentering, repossessing, reletting, and repairing the Premises including LANDLORD'S reasonable attorney's fees and brokerage commissions. The term "rent" as used in this Subsection 26.2(c) shall be deemed to mean Fixed Rent required to be paid by TENANT pursuant to the terms of this Lease to LANDLORD. The "worth at the time of award" of the amounts referred to in Subsection 26.2(c) Items (i) and (ii) above, shall be computed by allowing interest at the discount rate of the Federal Reserve Bank nearest the Premises at the time of the award plus three percent (3%). The "worth at the time of award" of the amount referred to in Subsection 26.2(c) Item
(iii) shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank nearest the Premises at the time of the award plus three percent (3%); or

  (d) Without terminating this Lease, recover all rent as it becomes due under the Lease.

  26.3 In the event this Lease is assigned by TENANT and TENANT remains liable for the performance of TENANT'S obligations under this Lease, and should any default occur requiring notice as provided in this article, LANDLORD agrees that it will furnish TENANT with a copy of the notice at the same time it is sent to the assignee. In the event that the default is not corrected by the assignee during the specified time periods, TENANT shall have an additional period of ten (10) days to correct the default, and, upon correction of the default, LANDLORD agrees that TENANT shall have the right and option to resume actual possession of the Premises as TENANT for the unexpired term of this Lease subject to the terms and provisions of the assignment document.

  26.4 An event of default by LANDLORD shall occur if LANDLORD fails to perform any of its obligations under this Lease and such failure to perform shall continue for a thirty (30) day period after written notice from TENANT to LANDLORD or such longer period of time if reasonably necessary and LANDLORD is diligently pursuing the cure of such failure; however, in no event shall such additional period exceed ninety (90) days. If such event of default by LANDLORD shall occur, TENANT may remedy the breach or default and deduct the reasonable cost, including interest at the rate of one percent (1%) per month on same, from rentals due or to become due LANDLORD, or pursue any other legal or equitable remedy for which it is entitled. If TENANT has not been reimbursed for its reasonable cost in remedying LANDLORD'S breach or default at the expiration of the term of this Lease, or if LANDLORD is indebted to TENANT because of a breach or default of this Lease at the expiration of the term, TENANT may, at its option, extend this Lease on the same terms and conditions then in effect until the costs and indebtedness are fully paid by application of all rental thereto.

  26.5(a) Neither LANDLORD nor TENANT shall have any right arising from a failure to remedy a default against the other unless an event of default shall have occurred.

  (b) Except for defaults arising from a failure to pay Fixed Rent or additional rent, no event of default shall be deemed to have occurred if a party disputes in good faith that it is in default and gives notice to that effect to the other party. If notice of default is given to a party and the party contends that it is not in default, that party may bring legal action to determine whether it has failed to perform the obligation underlying the claimed default. No default shall be deemed to have occurred during the pendency of the action or during the pendency of any appeal promptly taken. If it is determined that a party is in default pursuant to a nonappealable final judgment, no remedy may be exercisable with respect to the judgment for a reasonable period after entry of the judgment. If the default is cured within the period, the default shall be forgiven. The period shall be thirty (30) days unless the default, by its nature, cannot be cured within thirty (30) days.
If, by its nature, the default cannot be cured within thirty (30) days, the period shall be extended as long as the cure is prosecuted diligently and in good faith.

               ARTICLE 27 - Insolvency or Bankruptcy

  27.1 TENANT Insolvency or Bankruptcy. If at any time during the term of this Lease, (i) proceedings in bankruptcy shall be instituted by or against TENANT that result in an adjudication of bankruptcy, (ii) TENANT shall file, or any creditor of TENANT shall file, any petition under any provision of the United States Bankruptcy Code, as the same is now in force or may hereafter be amended and TENANT'S obligation to pay Fixed Rent as set forth in this Lease shall be modified; (iii) if a receiver of the business or assets of TENANT be appointed and this appointment not be vacated within sixty (60) days after notice to TENANT, or (iv) TENANT makes an assignment for the benefit of creditors, or any sheriff, marshal, constable, or keeper takes possession of any assets of TENANT by authority of any judicial attachment or execution proceedings and offers same for sale publicly, then LANDLORD may, at its option, in any of these events, upon ten (10) days written notice to TENANT take possession of the Premises and terminate this Lease. Upon this termination, all installments of rent earned and issued to the date of termination and unpaid shall at once become due and payable.

  Notwithstanding the foregoing paragraph, this Lease shall not be terminated by LANDLORD so long as the obligations of TENANT are being performed by TENANT or its successors in interest or assigns.

  27.2 LANDLORD Insolvency or Bankruptcy. If pursuant to an order, judgment or decree entered by any court of competent jurisdiction (i) the receiver, trustee or liquidator of LANDLORD, or of all or substantially all of the assets of LANDLORD, shall be appointed, (ii) LANDLORD shall be adjudicated as bankrupt or insolvent or (iii) a petition seeking reorganization of LANDLORD or an arrangement with creditors or a petition to take advantage of any insolvency law shall be approved, and upon the happening of any such event, the trustee of LANDLORD or LANDLORD, as the case may be, shall fail to assume affirmatively this Lease or any covenant therein within the statutory period alloted for such assumption, or if this Lease be deemed rejected after an order is entered directing that a trustee not be appointed, and as a result of the happening of any such event, the Fixed Rent or other charges payable pursuant to this Lease, or TENANT'S right or obligations hereunder, or LANDLORD'S obligations hereunder shall be modified in any manner, then TENANT shall have the right, at its option, to terminate this Lease, by the service upon LANDLORD and the trustee (if appointed) of the notice of termination of this Lease, stating the date of termination which day shall be at least thirty (30) days after the date of such notice, and upon the date specified on such notice this Lease and the term hereof shall automatically cease and expire and TENANT shall vacate the Premises; provided, however, that TENANT shall be entitled to a refund of any Fixed Rent and/or additional rent paid in advance for any period beyond the stated date of termination pursuant to the notice and TENANT shall additionally have the right to assert any and all claims TENANT may have for loss of the leasehold estate.

    ARTICLE 28 - Subordination, Non-Disturbance and Attornment

  28.1 LANDLORD agrees that before it shall have the right to subordinate this Lease to the lien of any loans or mortgages placed upon LANDLORD'S interest in the Premises and the real property tract of which the Premises is a part LANDLORD shall have first secured for TENANT'S benefit a written non-disturbance agreement, in the form of Exhibit G and acceptable to TENANT, and TENANT will then execute and deliver an instrument subordinating this Lease to the lien of any such loan or mortgage.

  28.2 In the event LANDLORD herein is the tenant under the terms of any prime lease, LANDLORD agrees that prior to the commencement of construction it shall secure from any such prime landlord an agreement satisfactory to TENANT in recordable form whereby the prime landlord, upon a default of LANDLORD herein under the prime lease or a termination of such lease, and for so long as TENANT herein shall not be in default hereunder, shall not deprive or disturb TENANT'S use and possession of the Premises so long as TENANT attorns to such prime landlord which TENANT herein agrees it shall do.

  28.3 If LANDLORD defaults in making payment under any mortgage or mortgages, or if LANDLORD is in breach or in default of any mortgage or mortgages in any respect, TENANT shall have the right but not the duty to make all rental payments thereafter becoming due under this Lease to the mortgagee in lieu of LANDLORD, and payments so made shall discharge the obligation of TENANT hereunder respecting the payment of rent. Should LANDLORD, in connection with the mortgaging of the tract of which the Premises is a part, execute a conditional assignment of rentals, TENANT will execute an acceptance of such assignment, provided the assignment recognizes TENANT'S rights under this Lease.

  28.4 TENANT and LANDLORD shall each, at any time and from time to time, within twenty (20) days after written request therefore by the other party certify to the best of their knowledge, in a written instrument duly executed and acknowledged, to the requesting party:
(a) as to whether this Lease has been supplemented or amended; (b) as to the validity and force and effect of this Lease in accordance with its terms as then constituted; (c) as to the existence of any default by the requesting party pursuant to this Lease; (d) as to the existence of any offsets, counterclaims or defenses on the part of the party so certifying; (e) as to the Commencement Date and the expiration date of the term of this Lease; and (f) as to the amounts of Fixed Rent payable under this Lease.

                        ARTICLE 29 - Waiver

  29.1 The failure of LANDLORD or TENANT to insist upon prompt and strict performance of any of the terms, conditions or undertakings of this Lease, or to exercise any right herein conferred, in any one or more instances, except as to the option to extend or renew the term, shall not be construed as a waiver of the same or any other term, condition, undertaking, right or option.

                       ARTICLE 30 - Notices

  30.1 Any notice, approval, consent, or communication required to be given to TENANT under the terms of this Lease ("notice") shall be effective upon receipt by TENANT or refusal to accept delivery, provided such notice is in writing and mailed by certified mail return receipt requested or sent by overnight courier to the appropriate address listed below:

  For Certified Mail by the U.S. Postal Service:

     Pier 1 Improts (U.S.), Inc.
     Attention: Vice President - Real Estate
     P.O. Box 961020
     Fort Worth, Texas 76161-0020
     Copy: Legal Department

  For delivery by Airborne, Federal Express & other Courier
Services:

     Pier 1 Imports (U.S.), Inc.
     Attention: Vice President - Real Estate
     301 Commerce Street, Suite 600
     Fort Worth, Texas 76102
     Copy: Legal Department

  For invoices/statements:

     Pier 1 Imports (U.S.), Inc.
     Occupancy Accounting Department
     P.O. Box 17688
     Fort Worth, Texas 76102-7688

or to any such other address as TENANT may furnish to LANDLORD in writing.

  30.2 Any notice, approval, consent or communication required to be given to LANDLORD under the terms of this Lease ("notice") shall be effective upon receipt by LANDLORD or refusal to accept delivery, provided such notice is in writing and mailed by certified mail return receipt requested or sent by overnight courier to LANDLORD at the address given on page one of this Lease, with a copy to Jeff Rosenthal, c/o Kind, Rosenthal, Zane, Mopsick, 7000 Palmetto Park Road, Suite 203, Boca Raton, Florida 33433 or to such other address as LANDLORD may furnish to TENANT in writing. Rental payments shall be forwarded to LANDLORD at the referenced address by first class mail. If at any time or from time to time, there shall be more than one LANDLORD, LANDLORDS shall designate a party to receive all notices and rent payments, and service upon or payment to the designated party shall constitute service upon or payment to all. TENANT shall not be required to issue multiple checks for any single payment of rent or other charges hereunder.

                 ARTICLE 31 - Hazardous Materials

  31.1 TENANT represents, warrants and covenants that it will exercise its best efforts to prevent the release (as defined herein) by TENANT of Hazardous Materials (as defined herein) in or on the Premises in violation of any Environmental Laws (as defined herein). LANDLORD represents, warrants and covenants that it will not release Hazardous Materials on the Premises in violation of any Environmental Laws and that neither it nor any third party has released Hazardous Materials on the Premises. LANDLORD further represents, warrants and covenants that the Premises is and will remain in compliance with Environmental Laws and do not contain and have not contained any underground or aboveground storage tanks, any PCB items, PCB-contaminated Electrical Equipment or any asbestos.

  Notwithstanding this provision, in the event TENANT or LANDLORD becomes aware that a release or threat of release of Hazardous Materials on, onto or from the Premises has occurred, such party agrees to give timely and appropriate required regulatory notices, copying the other party.

  31.2 Should LANDLORD fail to comply with any of its representations, warranties or covenants established pursuant to this Article 31, or become aware of any conditions on or at the Premises not solely attributable to TENANT that constitute a violation of any Environmental Laws or that either as a matter of law or of reasonable care should be remediated, LANDLORD shall conduct and complete any necessary actions (a) in accordance with Environmental Laws, and (b) in accordance with the orders and directives of all federal, state, and local governmental authorities. LANDLORD shall defend, indemnify, and hold harmless TENANT and its employees, agents, attorneys, consultants, contractors, officers, and directors, successors and assigns from and against any and all claims, losses, demands, penalties, fines, liabilities, settlements, charges, damages, judgments, administrative orders, remedial action requirements, enforcement actions of any kind, and all costs or expenses of whatever kind or nature, known or unknown, contingent or otherwise, arising out of, or in any way related to, (i) the presence, disposal, handling, transport, use, release, or threatened release of any Hazardous Materials on or at the Premises not solely attributable to TENANT,
(ii) any failure to comply with the representations, warranties and covenants contained herein; (iii) any failure to provide required notice of a release or threatened release of Hazardous Materials on or at the Premises to any governmental agency; (iv) any lawsuit brought or threatened, settlement reached, or government order relating to such Hazardous Materials on or at the Premises or (v) any violation of Environmental Laws, or demands of government authorities which are based upon or in any way related to such Hazardous Materials on or at the Premises, including, without limitation, attorney and consultant fees, investigation and laboratory fees, court costs, and litigation expenses. Responsibility for on-site conditions that either as a matter of law or of reasonable care require remediation shall be LANDLORD'S unless such conditions are solely attributable to activities of TENANT on the Premises. LANDLORD shall have the burden of establishing by a preponderance of the evidence in any later proceeding that any such conditions are solely attributable to TENANT. If written notice of such conditions is not presented to TENANT within thirty (30) days after termination of this Lease, it shall be conclusively presumed that any such conditions were not attributable to TENANT.

  31.3 Should LANDLORD establish by a preponderance of the evidence in any later proceeding that any condition on the Premises that either as a matter of law or of reasonable care should be remediated is solely attributable to TENANT, TENANT shall conduct and complete any necessary actions (a) in accordance with Environmental Laws, and (b) in accordance with the orders and directives of all federal, state, and local governmental authorities. Where LANDLORD can establish by a preponderance of the evidence in any later proceeding that such conditions are solely attributable to TENANT, TENANT shall defend, indemnify, and hold harmless LANDLORD and its employees, agents, attorneys, consultants, contractors, officers, and directors, successors and assigns from and against any and all claims, losses, demands, penalties, fines, liabilities, settlements, charges, damages, judgments, administrative orders, remedial action requirements, enforcement actions of any kind, and all costs or expenses of whatever kind or nature, known or unknown, contingent or otherwise, arising out of, or in any way related to, (i) the presence, disposal, handling, transport, use, release, or threatened release of any Hazardous Materials on or at the Premises solely attributable to TENANT; (ii) any failure to comply with the representations, warranties and covenants contained herein; (iii) any failure to provide required notice of such release or threatened release of such Hazardous Materials on or at the Premises to any governmental agency; (iv) any lawsuit brought or threatened, settlement reached, or government order relating to such Hazardous Materials on or at the Premises;
or (v) any violation of Environmental laws, or demands of government authorities which are based upon or in any way related to such Hazardous Materials on or at the Premises, including, without limitation, attorney and consultant fees, investigation and laboratory fees, court costs, and litigation expenses.

  31.4 For purposes of this Article 31, "Hazardous Materials" includes, without limit, any flammable explosives, radioactive materials, petroleum, natural gas liquids, hazardous materials, hazardous wastes, hazardous or toxic substances, or any pollutant or contaminant defined as such, in or used by any federal, state or local law, ordinance, rule, regulation, standard, order or decree which relates to protection of the public health, welfare and the environment, including without limitation those relating to the storage, handling and use of chemicals and other hazardous materials, those relating to the generation, processing, treatment, storage, transport, disposal or other management of waste material of any kind and those relating to the protection of environmentally sensitive areas ("Environmental Laws"). The term "release" as used herein means depositing, spilling, leaking, pumping, pouring, emitting, erupting, discharging, injecting, escaping, leaching, dumping or disposing into the environment.

  31.5 The provisions of this Article 31 shall be in addition to any and all other obligations and liabilities LANDLORD and TENANT may have to the other at common law with respect to Hazardous Materials and shall survive the transaction contemplated herein to the extent such party is responsible as set forth herein except as explicitly limited in Section 31.2 above.

  31.6    If LANDLORD or TENANT is required, but fails, under
Section 31.2 or 31.3, respectively, to correct, contain, remove, clean up or otherwise remedy the release of Hazardous Materials from the Premises, the other party shall have the right (but not the obligation), upon ten (10) days written notice to the party failing to take such action, to take or complete such action on behalf of the failing party. The party failing to take action, if such party is required to take such action by this Lease, shall be liable to the other party for all costs and expenses, including without limitation, reasonable attorneys' and experts' fees, expenses and disbursements, paid or incurred on account of such actions undertaken on the failing party's behalf and shall promptly reimburse the other party therefore on written demand.

                    ARTICLE 32 - Miscellaneous

  32.1 Recordation, Short Form. LANDLORD agrees to execute a short form of this Lease, entitled Memorandum of Lease in the form attached hereto as Exhibit F, upon TENANT'S request. TENANT may record the Memorandum of Lease at its expense following the date hereof. The provisions of this Lease shall control, however, in regard to any omissions from the Memorandum of Lease, or in respect to any provisions hereof which may be in conflict with the Memorandum of Lease.

  32.2 Parties Bound. The terms, covenants, agreements, conditions and undertakings contained herein shall be binding upon and shall inure to the benefit of the heirs, successors in interest and assigns of the parties hereto. Where more than one party shall be LANDLORD in this Lease, the word "LANDLORD", whenever used in this Lease, shall include all landlords jointly and severally.

  32.3 Entire Agreement; Modification; Severability. This Lease contains the entire agreement between the parties hereto and no representations, inducements, promises or agreements, oral or otherwise, entered into prior to the execution of this Lease, will alter the covenants, agreements and undertakings herein set forth. This Lease shall not be modified in any manner, except by an instrument in writing executed by the parties. If any term or provision of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

  32.4 Number and Gender. All of the terms and words used in this Lease, regardless of the number and gender in which they are used, shall be deemed and construed to include any other number (singular and plural), and any other gender (masculine, feminine or neuter), as the context or sense of this Lease or any section or clause hereof may require, the same as if the words had been fully and properly written in the number and gender.

  32.5 Construction. The parties acknowledge that each party and, if it so chooses, its counsel have reviewed and revised this Lease and that the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Lease or any amendments or exhibits hereto.

  32.6 Exhibits. All exhibits, attachments and addenda referred to herein shall be considered a part hereof for all purposes with the same force and effect as if copies at verbatim herein. The exhibits and/or addenda attached hereto are listed as follows:

  Exhibit A -     Premises Legal Description
  Exhibit B-1 -   Premises Site Plan
  Exhibit B-2 -   Shopping Center Site Plan
  Exhibit C -     Notice of Lease
  Exhibit D -     Tenant's Program Documents
  Exhibit E -     Tenant's Signage
  Exhibit F -     Memorandum of Lease
  Exhibit G -     Subordination, Non-Disturbance and Attornment
                  Agreement

  32.7 Liens. If a mechanic's or other lien or order for the payment of money shall be filed against the Premises or lands of which the Premises is a part, due to an act or omission of TENANT, TENANT shall, at its own cost and expense, within thirty (30) days after notice by LANDLORD to TENANT of the filing thereof, cause the same to be cancelled and discharged of record, or furnish LANDLORD with a surety bond issued by a surety company, protecting LANDLORD from any loss because of TENANT'S non-payment of such lien claim. In the event TENANT does post bond, TENANT shall be entitled to contest any such lien claims by appropriate judicial proceedings.

  32.8    License.

  (a) LANDLORD grants TENANT, its employees and agents a license to enter the Premises including the building on the Premises for the purpose of inspecting LANDLORD'S construction and finish-out work prior to the Commencement Date.

  (b) This license to enter before the Commencement Date is conditioned upon TENANT'S employees and agents working in harmony and not interfering with the workmen, mechanics and contractors of LANDLORD and of any other tenant.

  (c) Such entry shall be deemed to be under all the terms, covenants, provisions and conditions of this Lease except the covenant to pay rent. All TENANT'S materials, work, installations and decorations of any nature brought upon or installed in the Premises before the Commencement Date shall be at TENANT'S risk, and neither LANDLORD nor any party acting on LANDLORD'S behalf shall be responsible for any damage thereto or loss or destruction thereof.

  32.9 Last Execution and Effective Date. This Lease shall become effective on the date hereof. Any reference contained in this Lease to the "date of last execution" or "date hereof" shall mean the date inserted in the preamble paragraph of this Lease.

  32.10 No Partnership Formed. LANDLORD does not become a partner of TENANT in the conduct of its business or otherwise, or a joint venturer or a member of a joint enterprise with TENANT by virtue of this Lease.

  32.11 Authority to Execute Lease. TENANT and LANDLORD each warrant and represent that the party signing this Lease on behalf of each has authority to enter into this Lease and to bind TENANT and LANDLORD respectively to the terms, covenants and conditions contained herein. Each shall deliver to the other upon request, all documents reasonably requested by the other evidencing such authority including, without limitation, a copy of all corporate resolutions, consents or minutes reflecting the authority of persons or parties to enter into agreements on behalf of TENANT or LANDLORD.

  IN WITNESS WHEREOF, the parties have caused this Lease to be duly executed as of the dates set forth below for LANDLORD AND TENANT, and to be effective as stated in Section 32.9 of this Lease.

                                        LANDLORD:
                                        P. ONE SIOUX FALLS INVESTORS INC.
                                         a Florida corporation

WITNESS OR ATTEST:

                                        By:/s/ Lee J. Maher

Date:                                   Title: President

                                        TENANT:
                                        PIER 1 IMPORTS (U.S.), INC.
                                         a Delaware corporation
WITNESS OR ATTEST:

                                        By: /s/ J. Rodney Laurence

Date:                                   Title: Senior Vice Pres.

                            Exhibit A


The East 165 Feet of the North 280 Feet of Lot 1 in Block 2 of
Valhalla Addition to the City of Sioux Falls, Minnehaha County,
South Dakota, according to the recorded plat thereof.

                         Exhibit 10 (r)

           ASSIGNEMENT AND ASSUMPTION AGREEMENT BY AND
                             BETWEEN
               P. ONE SIOUX FALLS INVESTORS, INC.
                               AND
                    BRAUVIN NET LEASE V, INC.

  In consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration paid to it, the receipt of which is acknowledged, P. ONE SIOUX FALLS INVESTORS, INC., hereinafter referred to as "Assignor", hereby sells, transfers, sets over, confirms, bargains and assigns to Brauvin Net Lease V, Inc., hereinafter referred to as "Assignee", all right, title, and interest of Assignor in and under that certain "Lease Agreement" entered into on June 5, 1995, that certain Letter Agreement dated January 26, 1996 ("First Letter Agreement"), that certain Letter Agreement dated March 13, 1996 ("Second Letter Agreement"), and that certain "Third Amendment to Lease Agreement" dated May 1, 1996, all by and between P. ONE SIOUX FALLS INVESTORS, INC., as "Landlord", and Pier One Imports (U.S.), Inc., as "Tenant" for the premises commonly known as 3801 West 49th Street, Sioux Falls, South Dakota (collectively referred to as the "Lease"). Reference is hereby made to the Lease for the description of the real property and other particulars thereof.

  In consideration of the assignment made to Assignee, Assignee fully and completely assumes all of the liabilities of the Assignor under the Lease and assumes and agrees to perform all of Assignor's duties and obligations under the Lease including but not limited to the completion of the construction of the Premises as provided in the Lease as if Assignee were the original landlord pursuant to the Lease Agreement.

  Assignee agrees to hold Assignor harmless from and defend and indemnify Assignor against any and all claims, causes of action, losses, liabilities, costs and expenses (including, without limitation, reasonable attorney's fees) incurred of suffered by or asserted against Assignor arising out of or relating to Assignee's failure to perform or observe any of the duties or obligations of the landlord under the Lease during Assignee's ownership of the Property after the date and time hereof.

  Assignor agrees to hold Assignee harmless from and defend and indemnify Assignee against any and all claims, causes of action, losses, liabilities, costs and expenses (including, without limitation, reasonable attorney's fees) incurred of suffered by or asserted against Assignee arising out of or relating to Assignor's failure to perform or observe any of the duties or obligations of the landlord under the Lease during Assignor's ownership of the Property on and prior to the date and time hereof.

  Assignor warrants and represents to Assignee and Tenant that Assignor has the full right and authority to enter into this Agreement without the joinder or approval of any other person or entity.

  Executed at Boca Raton, FLA., on May 2, 1996.

          ASSIGNOR
          P. One Sioux Falls Investors, Inc.

          By: /s/ Lee J. Maher
                  Lee J. Maher, President

  Executed at Chicago, Illinois, on May 3, 1996.

          ASSIGNEE
          Brauvin Net Lease V, Inc.

          By: /s/ James L. Brault
                  James L. Brault, Vice President

                         Exhibit 10 (s)

                   PURCHASE AND SALE AGREEMENT

  THIS PURCHASE AND SALE AGREEMENT ("Agreement") entered into the 21st day of January, 1997, by and between GERMANTOWN ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership ("Seller") and GERMANTOWN ASSOCIATES, INC., an Illinois corporation ("Purchaser").

                           WITNESSETH:

  In consideration of the mutual covenants set forth herein and the Earnest Money paid by Purchaser, the parties hereto, intending to be legally bound, hereby, agree as follows:

  Section 1.  Sale and Purchase.

  Seller hereby agrees to sell, convey, and assign to Purchaser and Purchaser hereby agrees to purchase and accept from Seller, for the Purchase Price (hereinafter defined) and on and subject to the terms and conditions herein set forth, all of the land and piece of ground, and all buildings and improvements therein located at 12-14 West Germantown Pike, East Norriton Township, Montgomery County, Pennsylvania, as more fully described on Exhibit "A," attached hereto and made a part hereof (the "Real Estate"), including without limitation, Seller's now or later acquired interest in all leases, franchises, licenses, occupancy agreements, or other agreements demising space in, providing for the use or occupancy of, or otherwise similarly affecting or relating to, the Improvements or Land (the "Leases") as identified in Exhibit "B" attached hereto, and, to and only to, the extent Seller has received on or prior to the Closing Date any of the following: prepaid rents, for any period subsequent to the actual Closing Date and all other security deposits, if any, (the "Deposits") made by the tenants (the "Tenants") holding under the Leases; to the extent they are assignable, are owned and actually held by Seller, all documents in the possession of Seller that relate to the design, construction, ownership, or operation of the Land, Improvements, Leases, Deposits, or Personalty, and, to the extent they exist, any and all: (i) contracts or agreements, such as utility contracts (the "Property Agreements") (ii) warranties, guaranties, indemnities and claims (iii) licenses, permits, or similar documents (iv) telephone exchanges, trade names, marks, and other identifying material, excluding Seller's name, and (v) plans, drawings, specifications, surveys, engineering reports, and other technical descriptions, all in its and their "AS-IS" condition at the time of Closing, and all without representation, warranty or recourse of any kind. No contracts shall be assumed by Purchaser except those that are of record.

  The above listed items are herein collectively called the "Property". All of the Property shall be conveyed, assigned and transferred to Purchaser at Closing (hereinafter defined) free and clear of all liens, claims, and encumbrances except for the Permitted Encumbrances (hereinafter defined), in "AS-IS" and "WHERE IS" condition without recourse, warranty or representations. No implication, direct or indirect, is herein made that Seller in fact possesses any of the aforesaid except for the Real Estate and the Leases.

  Section 2.  Purchase Price

  The price ("Purchase Price") for which Seller agrees to sell and convey the Property to Purchaser, and which the Purchaser agrees to pay to Seller is the amount of ONE MILLION FOUR HUNDRED FIFTY THOUSAND DOLLARS ($1,450,000.00) to be paid at Closing as provided in Section 5(b)(1) hereof. The Purchase Price as adjusted for credits and prorations as provided herein (the "Closing Payment") shall be payable at the Closing by federal wire transfer funds or other immediately available funds.

  Section 3.  Delivery of Information from Seller: Purchaser's
Inspection Period.

  (a) Seller has, at its sole cost and expense, delivered or caused to be delivered prior hereto to Purchaser the following:

       (1) A copy of a recent title report (the "Title Report"), abstracting Seller's title to the Real Estate, which shall show fee title to the Real Property in the name of Seller.

       (2) copies of all Property Agreements, warranties, certificates of occupancy and/or compliance, as may be within Seller's possession, if any.

       (3) copies of each of the Leases and amendments thereto within Seller's control, as described on Exhibit "B" attached hereto and made a part hereof.

       (4) such plans, drawings, and specifications if any, (including "as built" plans and drawings, if any) as Seller possesses with regard to the Improvements and Personalty and copies of any engineering, environmental or similar reports Seller may possess relating thereto.

       (5) a copy of a Phase I environmental report with respect to the Property performed for Seller or its affiliate or lender and dated November 2, 1995.

  (b)  Seller has for several weeks prior hereto provided
Purchaser with access to the Property for the purpose of Purchaser making and/or confirming such reasonable inspections, verifications, studies, tests, surveys and title searches with respect thereto as Purchaser deems reasonably necessary (herein collectively called "Purchaser's Inspection").

  (c) All exceptions to title to the Property set forth at Exhibit "C," attached hereto and made a part hereof are herein called the "Permitted Encumbrances".

  (d) All of Purchaser's surveys, title searches, inspections, tests, studies and investigations with respect to the Property shall be at Purchaser's sole cost and expense. Purchaser agrees that Purchaser will repair all damage to the Property caused by Purchaser's inspections, tests, studies and investigations, and indemnify and hold Seller harmless from any and all claims, judgments, fines, penalties, costs, expenses and liabilities, including attorney's fees, if any, arising or resulting from such inspections, tests, studies and investigations of Purchaser. A default under this subsection shall constitute a material default under this Agreement entitling Seller to all remedies set forth in this Agreement and or otherwise available at law or in equity. If any such damage or injury occurred and any claim or cost or expense is incurred as aforesaid, and Seller does not elect to declare a default hereunder, then Purchaser shall take the Property subject to and with all such damages, injuries, claims, expenses and costs, and shall solely bear the same and shall release, hold harmless, defend and indemnify Seller for, from and against the same and all costs including legal fees and disbursements that arise in relation thereto. For the purposes of this Section, "Purchaser" shall also mean Purchaser's successors and assigns.

  (e) Any documentation, reports and other information provided to Purchaser shall be considered confidential and if closing does not occur as contemplated herein, all of same shall be promptly returned to Seller. Except as may be otherwise specifically agreed to herein, Seller does not warrant or represent the accuracy or completeness of any plans, drawings, reports, certificates or documents provided to Purchaser.

  Section 4.  Closing.

  (a) The closing ("Closing") of the sale of the Property by Seller to Purchaser shall occur contemporaneously with the full execution of this Agreement (the "Closing Date") at the offices of Seller's counsel. To the extent feasible, a closing by telephone and telecopy, with executed documents and wired funds submitted to the Title Company shall be permissible, and the parties shall cooperate with one another and the Title Company to achieve the aforesaid.

  (b)  At the Closing, the following shall occur:

       (1) Purchaser, at its sole cost and expense, shall deliver or cause to be delivered to Seller:

            (i) wire transfer of immediately available federal funds to the Title Company, in the amount of the Purchase Price, adjusted as provided for in Section 5(c) hereinbelow.

            (ii) evidence satisfactory to Seller and the Purchaser's title company ("Title Company") that the person executing the Closing documents on behalf of Purchaser has full right, power, and authority to do so, and such other documents, certificates, instruments and affidavits as Seller or the Title Insurance Company shall reasonably request.

       (2) Seller, at its sole cost and expense, except as set forth below, shall deliver or cause to be delivered to Purchaser the following:

            (i) Special Warranty Deed, fully executed and acknowledged by Seller conveying to Purchaser the Land and Improvements, subject only to the Permitted Encumbrances, in "AS-IS, WHERE IS" condition without recourse and negating any warranties as to condition, fitness or merchantability, or as to environmental matters, or otherwise, title to the same being otherwise good and marketable or insurable as such at regular rates;

            (ii) "As-Is" Bill of Sale and Assignment and
Assumption Agreement in form and substance reasonably acceptable to Seller, fully executed and acknowledged by Seller, assigning, conveying, and transferring all of the Personalty, the Leases and all of the other Property except the Land and Improvements to Purchaser, subject only to the Permitted Encumbrances, all of which is being conveyed and assigned "AS-IS" "WHERE IS" without recourse (except as specifically set forth in Sections 6(b)(8) and 8 herein), and negating any representation and warranties as to title, condition, fitness, merchantability or any other matter.
The "As-Is" Bill of Sale and Assignment and Assumption Agreement shall contain provisions whereby the Seller agrees to be responsible for and indemnify Purchaser against claims incurred during Seller's ownership of the Property, and whereby Purchaser agrees to be responsible for and indemnify Seller against claims incurred thereafter;

            (iii)     a certificate meeting the requirements of
Section 1445 of the Internal Revenue Code executed and sworn to by Seller;

            (iv) evidence reasonably satisfactory to Purchaser and the Title Company that the person or persons executing the Closing documents on behalf of Seller have full right, power and authority to do so;

            (v) any other instruments reasonably required by the Title Company to close this Agreement and transaction, including, a standard form affidavit of title and closing statements, provided that Purchaser has specifically notified Seller and provided it with copies thereof at least ten (10) days prior to Closing of all such required documents.

            (vi) an Estoppel Certificate from any Tenants executed within 90 days of Closing certifying to the best of Tenant's knowledge as much of the following as Tenant reasonably knows: the amount of rent currently due under its lease; the lease term; the amount of its security deposit, if any; the amount of prepaid rent, if any; and whether there exists an event of default by either party under its lease.

  (c) All normal and customarily proratable items, including without limitation, real estate and personal property taxes, utility bills, service contracts, and rents shall be prorated as of the Closing Date, on the basis of a 365 day year unless otherwise instructed, Seller being charged and credited for all of same up to such Closing date and Purchaser being charged and credited for all of same on and after such date. If the actual amounts to be prorated are not known as of the Closing Date, the prorations shall be made by Title Company on the basis of the best evidence then available, and thereafter, when actual figures are received, a cash settlement will be made between Seller and Purchaser. All Deposits shall be credited against the Purchase Price. No prorations shall be made in relation to delinquent rents existing as of the Closing Date, but Purchaser shall make a good faith attempt (but Purchaser shall not be required to institute any suit) to collect the same for Seller's benefit after the Closing and such collections, if any, shall be remitted to Seller promptly upon receipt by Purchaser. Seller shall retain the rights to any delinquent remedies existing as of Closing and shall be entitled to pursue all available remedies for collection of same other than locking out or evicting any tenant. The provisions of this Section 5(c) shall survive the Closing. Purchaser shall pay for the cost of the owner's and mortgagee's (if any) policies of title insurance, surveys, title searches and reports. Purchaser and Seller shall split and pay equally between them all transfer taxes.

  (d) Upon completion of the Closing, Seller shall deliver to Purchaser possession of the Property in the same condition as on the date hereof, excepting only normal wear and matters permitted under Section 7 hereof.

  Section 5.  Destruction, Damage or Taking Prior to Closing.

  If, prior to Closing, the Improvements are destroyed or damaged, or become subject to condemnation or eminent domain proceedings, Purchaser shall nevertheless proceed with the Closing (subject to the other provisions hereof) but Purchaser shall be entitled to any and all insurance proceeds and condemnation proceeds payable as a result of such damage, destruction or taking and, to the extent the same may be necessary or appropriate, Seller shall assign to Purchaser at Closing Seller's rights to such proceeds.

  Section 6.  Representations of Purchaser and Seller.

  Seller and Purchaser respectively hereby make the representations set forth below. Unless otherwise agreed to in writing by Seller and Purchaser, such representations shall also be deemed made as of the Closing Date and the remedies for breach thereof shall survive Closing and shall be exercisable for a period of one year after Closing, but not thereafter, any and all other limitation periods for the bringing of such actions being hereby waived.

  (a)  Purchaser's Representations.

  Purchaser represents to and covenants with Seller that:

       (1) Purchaser is purchasing the Property and all Leases in their "AS IS" "WHERE IS" condition with no warranties by Seller as to merchantability, suitability, habitability, accuracy or fitness for any particular use, or otherwise, it being understood and agreed that Purchaser is an experienced real estate professional and is relying solely on its own inspections, investigation, due diligence, analysis, research, inquiries, engineering studies and reports, feasibility studies, environmental audits or inspections and examinations of the Property and the Leases (or inspections and examinations of information, reports or studies prepared by third parties for Seller and furnished to Purchaser at Purchaser's specific request but with respect to any of which reports, information or studies Seller has no liability and makes no representation or warranty of any kind or nature whatsoever), in Purchaser's determination of the condition of the Property and any improvements, fixtures, equipment, Leases, documents and personalty, if any, to be sold to Purchaser under the Agreement and PURCHASER HEREBY AFFIRMATIVELY RELEASES AND HOLDS SELLER HARMLESS FROM ANY AND ALL LIABILITY, OBLIGATION, COST AND EXPENSE FROM THE SAME, INCLUDING BUT NOT LIMITED TO ANY OF THE SAME RELATING TO ENVIRONMENTAL, HEALTH, SAFETY AND LEGAL MATTERS. Purchaser acknowledges that the Property is and has been used by a tire, battery and accessory establishment and a "quick" lube and oil change establishment, both performing work on automobiles and using, storing, handling, releasing and generating petroleum and petroleum products and byproducts and other hazardous or noxious substances, and that there are several other facilities located near the Property, including without limitation an Amoco gas station immediately adjacent to the Property, which do, may or have also stored, used, generated, released and handled petroleum products and byproducts and/or other hazardous and/or noxious substances, and that Seller specifically makes no representation as to the condition of the Property or any adjacent properties with respect to these or any other matters.

       (2) Except for this Agreement, Purchaser has entered into no other purchase or commission agreement with respect to the Property that it believes in good faith to be currently valid.

       (3) Purchaser shall pay prior to Closing all claims, liabilities or expenses as associated with its inspection of the Property, or, if Closing shall be completed herein provided, then in lieu of such payment, shall agree to indemnify, defend and hold Seller harmless of, from and against all such claims, liabilities and expenses, including all of Seller's legal fees and disbursements in connection therewith. Seller shall promptly notify Purchaser of all such claims.

       (4) Purchaser has not (a) made a general assignment for the benefit of creditors, (b) filed any voluntary petition or suffered the filing of an involuntary petition by Purchaser's creditors, (c) suffered the appointment of a receiver to take all, or substantially all, of Purchaser's assets, (d) suffered the attachment or other judicial seizure of all, or substantially all, of Purchaser's assets, or (e) admitted in writing its inability to pay its debts as they fall due, and no such action is threatened or contemplated. If any of such actions have been taken or brought against Purchaser, then prior to the date hereof the same have been fully disclosed and Purchaser discharged therefrom so that there are no prohibitions or conditions upon Purchaser's ability to purchase the Property.

       (5) Neither the execution and delivery of this Agreement nor the consummation of the transaction contemplated by this Agreement will result (either immediately or after the passage of time and/or the giving of notice) in breach or default by Purchaser under any agreement or understanding to which Purchaser is a party or by which Purchaser may be bound or which would have an effect upon Purchaser's ability to fully perform its obligations under this Agreement.

       (6) Purchaser has the right, power and authority to execute, deliver and perform this Agreement without obtaining any consents or approvals from, or the taking of any action with respect to, any third parties. This Agreement when executed and delivered by Purchaser and Seller, will constitute the valid and binding Agreement of Purchaser enforceable in accordance with its terms.

       (7) The representations and warranties of Purchaser made in this Agreement shall survive Closing for a period of one year;
the release made by Purchaser in subparagraph (1) of this Section shall survive Closing without limitation.

  (b)  Seller's Representations and Covenants.

  Seller represents to, and covenants with, Purchaser that:

       (1) Seller now has good and indefeasible title in fee simple to the Land and Improvements, which, to the best of Seller's knowledge, is free and clear of all liens and encumbrances, except as of record or noted on the Title Report and except for the Permitted Encumbrances.

       (2) Except for this Agreement, Seller has entered into no other outstanding purchase agreement with respect to the Property that it believes in good faith to be currently valid. Seller had entered into a provisional agreement with United Municipal Leasing Corporation which Seller believes in good faith to be void and of no force and effect as of the date hereof.

       (3) Seller has not (a) made a general assignment for the benefit of creditors, (b) filed any voluntary petition or suffered the filing of an involuntary petition by Seller's creditors, (c) suffered the appointment of a receiver to take all, or substantially all, of Seller's assets, (d) suffered the attachment or other judicial seizure of all, or substantially all, of Seller's assets, or (e) admitted in writing its inability to pay its debts as they fall due, and no such action is threatened or contemplated. If any of such actions have been taken or brought against Seller, then prior to the date hereof the same have been fully disclosed and Seller discharged therefrom so that there are no prohibitions or conditions upon Seller's transfer of the Property.

       (4) From the date hereof until the Closing Date, Seller shall (i) maintain and operate the Property in substantially the same manner as Seller has heretofore maintained and operated same;
(ii) continue the Leases in full force and effect and neither cancel, amend nor renew any of the existing Leases nor execute any new Lease without Purchaser's prior written consent; and (iii) not grant rent abatements nor accept advance rentals for more than one month, without Purchaser's prior written consent.

       (5) Seller has the right, power and authority to execute, deliver, and perform this Agreement, and this Agreement, when executed and delivered by Seller and Purchaser, will constitute the valid and binding Agreement of Seller enforceable in accordance with its terms.

       (6)  Seller has not retained Arnold Kramer or United
Municipal Leasing Corporation as a broker or consultant with respect to the Property.

       (7) All of Seller's representations and covenants in this Agreement and all exhibits attached to this Agreement are limited as set forth in this subparagraph. Seller acquired equitable title to the Property at a Sheriff Sale held on or about June 18, 1996 at which it was the successful bidder, and thereafter fee simple title by Sheriff's Deed. Therefore, Seller's covenants to provide information and documentation and all of Seller's representations are limited to Seller's period of ownership of the Property and the actual knowledge gained by Seller with respect to the Property during such period of ownership. As to the period prior to Seller's ownership, Seller can make no representation. However, Seller shall provide such information and documentation as required in this Agreement as is in Seller's possession or control. Seller makes no representations of any kind whatsoever with respect to the condition of the Property, the construction or condition of the improvements or personalty thereon sold pursuant to this Agreement, nor the accuracy of any information or documents supplied by it. Seller shall not be a warrantor or guarantor of any studies or tests conducted or certified by any person (other than specifically in writing by Seller itself) whether or not provided to Purchaser pursuant to this Agreement, or otherwise. For the purposes of this Agreement or any of Seller's Closing Documents, the phrase "to the best knowledge of Seller", or phrases of similar import shall mean the actual knowledge of Seller's officers and employees gained during and through its period of ownership of the Property, without having conducted, or undertaken to so conduct, any independent investigations or studies as to the completeness or accuracy of same, or having undertaken any past, present, or future duty to so investigate or update same.

       (8) The remedies for any breach of any representations and warranties of Seller made in this Agreement shall survive Closing for a period of one year.

  Section 7.  Notices.

  Any notice provided or permitted to be given under this Agreement must be in writing and may be served: by depositing same in the United States mail, addressed to the party to be notified, postage prepaid and certified mail with return receipt requested; or by delivering the same in person to such party; or by recognized national overnight commercial courier such as, by way of example only, UPS Overnight, Federal Express, DHL or the like; or by facsimile copy thereof followed by actual delivery on the next business day. Notice given in accordance herewith shall be effective upon receipt at the address of the addressee, or in the case of U.S. Mail, three business days following due deposit. For purposes of notice, the addresses of the parties shall be as follows unless and until changed by such party in the manner provided for in this Section:


  If to Seller, to: Germantown Associates Limited Partnership
                   c/o Houlihan-Parnes Realtors, LLC
                   455 Central Park Ave. - Suite 308
                   Scarsdale, NY   10583
                   FAX No: 914-472-6073

                   Attention: Fred Stahl


  with copy         Andrew Gowa, Esquire
  delivered in the  Suite 3600
  same manner to:   1600 Market Street
                    Philadelphia, PA 19103
                    FAX No: 215-972-7676 or 215-751-2071

  If to Purchaser,
                to:  Germantown Associates, Inc.
                     150 South Wacker Drive
                     Chicago, IL 60606

                   Attention: James L. Brault, Vice President

  with copy          Allan L. Yusim, Esquire
  delivered in the   Saitlin, Patzik, Frank & Samotny Ltd.
  same manner to:    150 South Wacker Drive, Suite 900
                     Chicago, Illinois 60606
                     FAX NO: 312-551-1101


  Section 8.  Commissions and Indemnification.

  Purchaser represents and warrants to Seller that Purchaser has not employed or dealt with a broker, intermediary, consultant or finder in connection with this transaction except Houlihan-Parnes Realtors, LLC and David Bennett/Osborn Judson Associates, Inc.. Seller shall be responsible for paying a real estate commission to Seller's Agent, Houlihan-Parnes Realtors, LLC and David Bennett/Osborn Judson Associates, Inc. pursuant to the provisions of a separate agreement. Seller and Buyer each represent and warrant to the other that no other salesperson, agent, intermediary, consultant or broker has had any part in bringing about this Agreement (or the sale contemplated herein) or has been consulted by it in connection therewith. Seller and Buyer each agree to indemnify the other and to hold the other harmless with regard to any breach of the foregoing representation and warranty, provided, however, that nothing contained herein shall in any manner serve to abrogate, nullify or modify any term of the Indemnity Agreement dated as of even date herewith, by and between Seller and Buyer (the "Indemnity Agreement"), the terms and provisions of which: (i) are hereby reaffirmed; (ii) are specifically agreed to survive Closing without limitation; and
(iii) are paramount to and supersede any and all inconsistent or contrary provision herein.

  Section 9.  Financing.

  This Agreement is not contingent upon Purchaser's obtaining a mortgage or other financing of any kind.

  Section 10.  Governing Law and Jurisdiction.

  This Agreement shall be governed and construed in accordance with the laws of the Commonwealth of Pennsylvania. With respect to any and every dispute relating to this Agreement or the Property, the parties hereto hereby irrevocably consent to the exclusive jurisdiction and venue of the state and federal courts situate within the Eastern District of Pennsylvania and the appellate courts having jurisdiction there over.

  Section 11.  Entire Agreement.

  This Agreement is the entire agreement between Seller and Purchaser concerning the sale of the Property and supersedes all prior understandings, representations and agreements with respect to the subject matter hereof. No modification hereof or subsequent agreement relative to the subject matter hereof shall be binding on either party unless reduced to writing and signed by the party to be bound.

  Section 12.  Exhibits.

  Exhibits "A," "B," and "C" inclusive, attached hereto are incorporated herein by this reference for all purposes.

  Section 13.  Counterparts.

  This Agreement may be executed in multiple counterparts, all of which together shall constitute one agreement. The parties may rely on facsimile signatures providing that originals thereof are delivered promptly to the person entitled to rely on them.

  Section 14.  Time of Essence.

  Time is important to both Seller and Purchaser in the performance of this Agreement, and they have agreed that strict compliance is required as to any date or time period set out or described herein. If the final date of any period which is set out in any paragraph of this contract falls upon a Saturday, Sunday or legal holiday under the laws of the United States or the Commonwealth of Pennsylvania, then, and in such event, the time of such period shall be extended to the next day which is not a Saturday, Sunday or legal holiday.

  Section 15.  Effectve Date.

  Whenever the term or phrase "effective date hereof" or "date hereof" or other similar phrases describing the date this Agreement becomes binding on Seller and Purchaser are used in this Agreement, such terms or phrases shall mean and refer to the date on which a counterpart or counterparts of this Agreement is (are) executed by Seller and Purchaser.

  Section 16.  No Recording.

  Neither this Agreement nor any short form or memorandum thereof shall be recorded in any public records.

  IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties hereto have executed this Agreement as of the date and year first above written.

WITNESS:                      SELLER:  GERMANTOWN ASSOCIATES
                                       LIMITED PARTNERSHIP
                              BY:     GERMANTOWN REALTY CORP.,
                                      Its General Partner

                              BY: /s/ Theodore Sannella
                              Name: Theodore Sannella
                              Title: Vice-President

ATTEST:                        BUYER: GERMANTOWN ASSOCIATES, INC.
                                      an Illinois corporation


                              BY: /s/ James L. Brault
  Secretary                   Name: James L. Brault
                              Title:   Sr. Vice President

                        Exhibit "A"

ALL THAT CERTAIN parcel or tract of land with the buildings and improvements erected thereon, situate in the Township of East Norriton, County of Montgomery and Commonwealth of Pennsylvania, bounded and described in accordance with a Subdivision Plan property of C.V. Strouse, et al, dated September 27, 1984, last revised November 5, 1984 and recorded in Plan Book A-46 page 27, as follows, to wit:

BEGINNING at a point on the Southwesterly side line of Germantown Pike (U.S. TR 422) said side line being 48 feet Southwesterly from and parallel to the centerline, said point also being at the distance of 150.00 feet measured North 39 degrees 16 minutes West along the said side line from its intersection with the Northwesterly side line of DeKalb Pike (U.S. TR 202) said side line being 40 feet Northwesterly from and parallel to the centerline; thence from said point of beginning along lands of Strouse, et al, South 45 degrees 14 minutes West 167.49 feet to a point a corner; thence along Parcel 2, as shown on said plan, North 44 degrees 46 minutes West 96.69 feet to a point a corner; thence still along said Parcel 2, South 45 degrees 14 minutes West 43.00 feet to a point, a corner; thence along Parcel 1, as shown on said plan, North 44 degrees 46 minutes West 263.67 feet to a point a corner on or near an existing stream as shown on said plan; thence still continuing along Parcel 1, North 04 degrees 08 minutes West 31.92 feet to a point, a corner in line of lands of Philadelphia Electric Company; thence along the said Philadelphia Electric Company, North 85 degrees 52 minutes East 285.75 feet to a point a corner on the aforementioned Southwesterly side line of Germantown Pike, the side line at this point being 40 feet Southwesterly from and parallel to the centerline; thence along the said side line, South 39 degrees 16 minutes East 198.41 feet to a point a corner; thence continuing along the said Germantown Pike, South 50 degrees 44 minutes West
8.00 feet to a point, a corner; thence still along the said Southwesterly side line of Germantown Pike, the side line at this point being 48 feet Southwesterly from and parallel to the centerline, South 39 degrees 16 minutes East 1.78 feet to the first mentioned point and place of beginning.

BEING Parcel Number 3 on the above plan.

CONTAINING 1.490 acres.

BEING PARCEL NUMBER 33-00-03062-00-1.

BEING the same premises which the Sheriff of Montgomery County by Sheriff Deed Poll dated July 3, 1996 and recorded July 12, 1996 in the Office for the Recording of Deeds, in and for the County of Montgomery, Commonwealth of Pennsylvania in Deed Book 5154 page 629 granted and conveyed unto Germantown Associates Limited Partnership, a Pennsylvania Limited Partnership, its successors and assigns, in fee.

                           EXHIBIT "B"

                        SCHEDULE OF LEASES


  1.   LEASE dated September 25, 1986, by and between Lewis J.
       Stowe, III, and The Firestone Tire & Rubber Company, now known as Bridgestone/Firestone, Inc., as amended.

  2.   Lease dated June 11, 1986, by and between Lewis J. Stowe,
       III, and Jiffy Lube of Pennsylvania, Inc., as amended.

                           EXHIBIT "C"

                      PERMITTED ENCUMBRANCES

1. Terms and conditions of any unrecorded lease or rights of parties in possession, as to Firestone and Jiffy Lube only.

2. Possible additional assessments for taxes for new construction or for any major improvements pursuant to provisions of Acts of Assembly relating thereto, not yet due and payable.

3.     Lease between Lewis J. Stowe, III and The Firestone Tire &
       Rubber Company, dated 9/25/1986 and recorded 3/13/1987 in Deed Book 4831 page 1979.

4. Declaration of Taking: Commonwealth of Pennsylvania, Department of Transportation -vs- C.V. Strouse, Inc., et al, C.P. #73-3903 filed 3/30/1973, an excerpt of which is recorded in Deed Book 3838 page 16.

5. Rights granted to The Bell Telephone of Pennsylvania as in Deed Book 4417 page 456 and Deed Book 4859 page 2458.

6. Plan dated 9/27/1984 last revised 11/5/1984 and recorded in Plan Book A-46 page 27 shows building set back lines, proposed sanitary sewer easement extending through premises, 20 feet wide storm sewer easement extending through premises, drainage swale extending through premises, NOTES thereon, access easement extending through premises and ultimate right of way line of Germantown Pike.

7. Declaration of Easements and Related Agreements dated 11/9/1984 and recorded in Deed Book 4752 page 2147.

8. Reciprocal Easement Agreement, dated 11/12/1984 and recorded in Deed Book 4753 page 2070.

9. Supplemental Declaration of Easements, dated 11/14/1985 and recorded in Deed Book 4791 page 1198.

10.    Deed of Easement between Lewis J. Stowe, III and The
       Township of East Norriton, dated 7/21/1986 and recorded
       9/9/1986 in Deed Book 4812 page 963.

11.    Rights granted to Philadelphia Electric Company as in Deed
       Book 4831 page 1442.

12. Final Land Development Plan made for L.J. Stowe Development Corporation as being recorded in Plan Book A-47 page 393 shows the following:

       (a)  building set back lines;

       (b)  notes as set forth thereon;

       (c)  ultimate right of way line along Germantown Pike;

       (d) various utility and sewer easements and rights of way extending through premises;

       (e) various conditions and stipulations as set forth thereon.

13.    Subject to facts as shown on survey by Showalter &
       Associates dated 12/12/96 showing the following:

       (a)  20' storm sewer easement;

       (b)  20' sanitary sewer easement;

       (c)  building set-back lines;

       (d)  ultimate right of way for Germantown Pike;

       (e)  utility lines;

       (f)  railroad retaining wall off title line;

       (g)  hospital signs and water meter;

       (h)  notes; and

       (i)  access easement.

                             LEASE

          LEASE covering certain premises situated on Germantown
Pike in the Township of East Norriton, State of Pennsylvania.

          1. THIS LEASE, dated for reference purposes only, this 25th day of September, 1986, by and between LEWIS J. STOWE, III with an office at 370 Plymouth Meeting Executive Campus 600 W. Germantown Pike, Plymouth Meeting, Pennsylvania, 19462, hereinafter called LANDLORD, and THE FIRESTONE TIRE & RUBBER COMPANY, an Ohio corporation with its principal office at 1200 Firestone Parkway, Akron, Ohio 44317, hereinafter called TENANT.

          2. DESCRIPTION. LANDLORD hereby leases to TENANT and TENANT hires from LANDLORD the premises situate in East Norriton Township, Montgomery County, Pennsylvania, which is a portion of the lot described on Exhibit "A" being a legal description of LANDLORD'S tract, and more particularly that portion which is outlined in red on Exhibit "B" being a site plan of LANDLORD'S tract, together with the building and improvements thereon to be erected (hereinafter referred to as the Premises or the Demised Premises) and which is adjoining the Hechinger Plaza Shopping Center described in Exhibit "C" attached hereto, for the term and upon the conditions hereinafter set forth, containing approximately 39,000 square feet, being 60 feet fronting on Germantown Pike, approximately 238 feet deep and 150 feet wide, together with all appurtenances, rights and privileges thereto, and all improvements that have been or may be placed thereon, and TENANT is hereby granted the right of ingress and egress to the extent of LANDLORD'S rights over all roads, streets, alleys, sidewalks and ways, whether public or private, bounding or serving the Demised Premises. The Demised Premises are demised subject and subordinate to all agreements, conditions, encumbrances, easements, reciprocal construction operating the easement agreements, as shown on LANDLORD'S title report referred to below in Paragraph 3, including, but not limited to, the Declaration of Easements and Related Agreements attached hereto, made a part hereof and marked Exhibit "D" (hereafter Declaration of Easements), restrictions, covenants, zoning laws and governmental or any other regulations, now or hereafter affecting or governing the LANDLORD'S tract and the adjoining Hechinger Plaza Shopping Center. LANDLORD reserves unto itself, its successors and assigns, for the purpose of construction and/or repair, the use of the walls and roof of the building, together with the right to install, maintain, use, repair and replace pipes, ducts, conduits, wires and structural elements leading through the Demised Premises in locations which will not materially interfere with TENANT'S use of the Demised Premises.

          3. QUIET POSSESSION. LANDLORD covenants and warrants that LANDLORD has full right and lawful authority to enter into this lease for the full term hereof, and for all extensions herein provided, and that LANDLORD is lawfully seized of the Demised Premises and adjacent property for ingress and egress purposes and has good title thereto free and clear of all tenancies, liens and encumbrances, except those set forth on LANDLORD'S title report, a copy of which is attached hereto, made a part hereof and marked Exhibit "E". Provided TENANT is not in default of the terms, covenants or conditions of this lease, TENANT shall have and enjoy under this lease the quiet and undisturbed possession of the Demised Premises. LANDLORD covenants that during the term of this lease or any extension thereof it will neither engage in the business of buying, selling, or repairing tires, tubes or batteries within a radius of five hundred (500) feet of the Demised Premises, nor sell, lease or consent to a sale or lease of other lands in which it has an interest whereon shall be conducted a business that is substantially engaged in the buying, selling or repairing of tires, tubes or batteries within a radius of five hundred (500) feet of Demised Premises.

          If at the time of delivery of the Demised Premises to TENANT there shall be any mortgage affecting the LANDLORD'S tract, or if any subsequent mortgagee shall request subordination of this lease to a subsequent mortgage, LANDLORD shall obtain and deliver to TENANT within thirty (30) days thereafter, a Non-Disturbance Agreement in respect of such mortgage in recordable form by the terms of which any such mortgagee agrees not to disturb the possession and other rights of TENANT under, pursuant and for the term of this lease so long as TENANT continues to perform its obligations hereunder, and in the event of acquisition of title, or coming into possession by said mortgagee through foreclosure proceedings or otherwise, to accept TENANT as TENANT of the Demised Premises under the terms and conditions hereunder (but only while owner of the Demised Premises), and to assume and perform all of LANDLORD'S obligations hereunder. TENANT agrees to recognize such holder or any other person acquiring title to the Demised Premises as LANDLORD.

          4. TERM AND USE. This lease shall be for a term of twenty-five (25) years from and including the first day of the month following completion of the building to be erected by LANDLORD, as set forth hereinafter, to be presently used for the purpose of conducting a business for the sale, service and installation of tires, gasoline, motor vehicle parts, oil, any and all automobile supplies and tire repairing, retreading, vulcanizing and for a general automotive service station, for a general retail and wholesale business, and for such other lawful uses as may be necessary or incidental thereto, provided the same are permitted by law or local ordinance; and further provided that any such use shall not be in violation of the Declaration of Easements, nor shall the Demised Premises be used for the sale or rental of pornographic material, including, but not limited to, books, film or video tape. This clause shall not be construed to prevent TENANT from exercising its sole discretion in utilizing the Demised Premises for less than all of the aforementioned uses.

          5. RENTAL. The rental to be paid by TENANT during the first five (5) years of the term of this lease shall be Seven Thousand, One Hundred, Sixty-Six and 66/100 Dollars ($7,166.66) per month, subject to adjustment as hereinafter provided in this section and Section 7 hereof, payable in advance on the first day of each month of said term, without offset or deduction except as may otherwise be provided for herein, to LANDLORD at the address specified herein, or to such other party or at such other place as LANDLORD may from time to time in writing designate. Such rental shall be increased by ten percent (10%) at the beginning of each subsequent five (5) year period during the term of this lease or any renewal or extension hereof whereby the rental for the immediately preceding five (5) year period shall be so increased. No change in ownership of the Demised Premises, or assignment of this lease, or of the rental provided for herein, shall be binding upon TENANT for any purpose until after TENANT has been furnished with evidence, including photostat or certified copy of deed or assignment, showing change in ownership or assignment. No rental shall accrue or become due until after fifteen (15) days from the date said premises are first placed by LANDLORD in a broom clean, tenantable condition, ready for delivery as required by this lease or any supplementary building or alterations agreement, if any, or the date Demised Premises shall be first opened to the public by TENANT for business, whichever date is earlier.

               TENANT shall have the right to install its merchandise, goods, fixtures and equipment during the completion of any construction work and said time period as provided above. The Rental Commencement Date of this lease shall be the first day of the month following the date rental starts to accrue in accordance with the above terms and conditions; however, TENANT shall pay LANDLORD prorata rental based upon the above monthly rental, from such date that rental starts to accrue, for the remainder of the preceding month.

               The terms "rent" or "rental" as used herein shall include minimum rent, contingent rent, and any other payments required to be made by TENANT hereunder.

          6.   CONTINGENT RENTAL.   In addition to the monthly
rental payments hereinabove provided for, TENANT agrees to pay to LANDLORD that sum by which three percent (3%) of annual net retail sales exceeds $1,500,000 ("base sales figure"). This base sales figure shall be increased by fifteen percent (15%) each time rental is increased under Section 5 hereof.

               If the amount of the above deductions in any lease year exceeds the amount of the aforesaid percentages of net sales payable that year, then such excess shall be carried forward and applied to reduce the amount of contingent rental payable in the next succeeding lease year.

               The term "net retail sales" as used in this lease shall include all retail sales and service for cash or credit rendered to the public by the store operating on Demised Premises, but not including "net wholesale sales" and "net commercial sales" as hereinafter defined.

               The term "net commercial sales" as used in this lease shall include all sales and service for cash or credit rendered to fleet operators or any business firm operating cars and trucks for commercial purposes by the store operating on Demised
Premises.

               The term "net wholesale sales" shall include all wholesale sales and service to dealers for cash or credit rendered by the store operating on Demised Premises, subject to earned bonus and other quantity discounts which may be credited to dealers.

               There shall be deducted from all retail sales the following: price credits, discounts incurred on credit transactions, and merchandise adjustments, including goods sold on approval and later returned or repossessed, interest income, license or occupational tax, excise tax and any tax based upon or measured by said sales or receipts from sales made by TENANT which is added to or made apart of the purchase price, whether included in billing price or stated separately. Sales and service to mileage accounts, national commercial accounts including purchase-resale deliveries and direct-billed commercial accounts not billed on store books, federal, commonwealth, state, county or city governments, or any other governmental body or agencies thereof, and to other stores of TENANT made only for the convenient operation of TENANT'S business and not to consummate a sale made in, at, or from the Demised Premises, shall not be included in net retail sales.

               TENANT shall, not later than two (2) months after each lease year, furnish LANDLORD with a statement certified by an authorized employee of TENANT'S accounting department located at its home office in Akron, Ohio of the business conducted during the next preceding lease year by the store operating on Demised Premises. With said statement TENANT shall forward payment of said additional rent (if any) for said next preceding lease year computed as above provided. TENANT further agrees that it will at all times during the term of this lease keep accurate and correct books showing the business conducted upon Demised Premises and said books shall be open and available for examination by LANDLORD at TENANT'S nearest accounting office at reasonable times and intervals. If any audit or examination made by LANDLORD discloses that net retail sales for any lease year, or part thereof, have been understated by more than three percent (3%), TENANT shall pay for the reasonable cost of the audit or examination and the deficient amount. The acceptance of rent by LANDLORD shall be without prejudice to LANDLORD'S right to examine or audit TENANT'S books and records. TENANT shall keep complete records of all sales in each lease year for a period of three (3) years thereafter.

               It is understood and agreed by LANDLORD that TENANT has made no representation of any kind as to any annual or monthly volume or type of retail sales which TENANT may or shall make in any lease year during the term of this lease. LANDLORD agrees not to divulge to any person or persons, firm or corporation the amount of net retail sales made by TENANT in Demised Premises except to prospective mortgagees, purchasers or when required by law.

               With respect to the phrase "lease year" as used hereinabove, the first lease year is hereby defined to mean the twelve (12) full calendar months, plus the partial month, if any, immediately following the commencement of the term hereof, and thereafter "lease year" is hereby defined to mean each twelve (12) calendar month period following the expiration of the first lease year of the term hereof.

               For any period of TENANT'S occupancy which is less than a full lease year, TENANT shall pay as contingent rental an amount equal to the amount by which the aforesaid percentages of net sales during such period exceed the rental payable with respect to such period; such payment shall be made within sixty (60) days after the end of such period.

          7. PERMITS AND BUILDING. TENANT shall have the right to terminate this lease if, within one hundred and eighty (180) days after execution of this lease by both parties, LANDLORD shall have failed to procure any and all permits, zoning variances and changes, licenses, and easements as may be necessary for or reasonably required by TENANT to operate a general automobile service center pursuant to the uses set forth in Section 4 hereof, for ingress and egress, and those necessary for the building construction and site improvements, as provided in this lease.
Said permits, zoning variances and changes, shall include approval as may be necessary or reasonably required by TENANT for the use of the Demised Premises in parking of cars, construction of subject building and site improvements, erection and installation of signs as permitted by local ordinance, without need for a special exception or variance with regard to signs, the storage of gasoline and oil with tanks, pumps and other handling equipment, modification of setback lines and removal, relocation or adding of poles, hydrants, trees, catch basins, curb openings and entrances. LANDLORD shall expeditiously exert its best efforts to obtain said permits.

               LANDLORD shall, as soon as reasonably possible, erect on the Demised Premises a sales and service building in
accordance with TENANT'S Plan No.           , prints of which are
attached hereto and marked Exhibit "F" . TENANT has furnished to LANDLORD copies of plans and specifications which are referred to on the above mentioned Exhibit "F" and they are incorporated herein to the same effect as if they were attached hereto for the purposes stated on said Exhibit "F". It is understood that said Exhibit "F", and plans and specifications referred to thereon, shows the basic requirements of TENANT and that the building shall be constructed complete and ready for TENANT'S occupancy in all respects and in accordance with good construction practices, and that good materials, workmanship, and design shall be used, and that the building shall be in accordance with all applicable rules, regulations, codes, and zoning ordinances having jurisdiction. LANDLORD shall obtain all permits and changes of zoning as may be required to permit the construction of all improvements, including signs, except as is otherwise provided above, driveways, and curb openings, as stipulated on said plans, and zoning permits necessary to permit the operation by TENANT of the business stated in Section 4 of this lease. LANDLORD shall not be required to obtain or defray the cost of sign permits or any general licenses, for the conduct of TENANT'S type of business. LANDLORD shall prepare at LANDLORD'S expense, detailed plans and specifications in compliance with the above requirements and shall submit them to TENANT for TENANT'S approval, which shall not be unreasonably withheld, delayed or denied, and when such approval has been obtained LANDLORD shall proceed with the construction and complete it as soon as reasonably possible. LANDLORD agrees to comply with TENANT'S reasonable suggestions regarding same.

               LANDLORD shall submit to TENANT for TENANT'S approval elevation or perspective drawings showing the proposed architectural treatment as proposed by LANDLORD'S architect before the detailed plans are prepared, and LANDLORD agrees, within reason, to conform to TENANT'S suggestions, provided the same are permitted by and are in compliance with any governmental rules, regulations or ordinances.

               LANDLORD shall submit to TENANT for TENANT'S approval, which shall not be unreasonably withheld, delayed or denied, at the time the preparation of the detailed plans commences, a drawing showing the proposed floor and concourse elevations and contour lines, and agrees to conform to TENANT'S reasonable suggestions, provided the same are permitted by and are in compliance with any governmental rules, regulations or ordinances, so that the grades of the floors and concourse will be the most suitable for TENANT'S use. This grade and contour plan shall also show the grades and contours of the adjoining driveways and parking lot.

               TENANT agrees to notify LANDLORD within twenty (20) days from receipt thereof whether or not said elevation drawing, contour plan, and the detailed plans and specifications are consistent with the above mentioned requirements. In the event of the failure of such notice LANDLORD shall notify TENANT that such notice has not been received, and that LANDLORD intends to proceed on the basis that such plans and specifications are consistent.

               As soon as possible after detailed plans and specifications are completed, LANDLORD with TENANT'S assistance shall obtain quotations from contractors selected by LANDLORD and TENANT for the construction of the building in accordance with those plans and specifications. TENANT may then approve one of the bids, or may cooperate with LANDLORD in negotiating with one or more of the building contractors to reduce the cost. If it is TENANT'S reasonable opinion that such bids are excessive, TENANT shall have the right to obtain bids from other contractors and/or TENANT may modify or change the plans and specifications for the purpose of reducing the cost. This may be done one or more times until TENANT is satisfied with the resulting cost but shall not be permitted beyond ninety (90) days from the date that TENANT first receives bids from other contractors, which date TENANT shall certify to LANDLORD in writing. If the lowest total building cost which TENANT is able to negotiate in accordance with the above procedure, on plans and specifications reasonably acceptable to TENANT, exceeds $430,000.00, TENANT shall pay to LANDLORD additional rental equal to thirteen percent (13%) of the total building cost in excess of $430,000.00, not to exceed $1,000.00 per year additional rental. Notwithstanding the foregoing, however, if the total building cost is less than $430,000.00, TENANT'S rental shall be reduced by thirteen percent (13%) of the difference between $430,000.00 and the total building cost. If TENANT elects to use a pre-engineered type of building construction, TENANT may negotiate building quotations with suppliers of that type of building construction and submit them to LANDLORD, within the time period set forth above, for approval which shall not be unreasonably withheld, delayed or denied, provided the same are permitted by and are in compliance with any governmental rules, regulations or ordinances.

               When the total building cost has been established and approved by TENANT in accordance with plans and specifications approved by TENANT, and all approvals, permits, etc., as referred to hereinabove have been obtained, LANDLORD shall promptly contract for the building construction in accordance with such approved plans and specifications and approved bid and cost. TENANT shall assist LANDLORD in preparing the building contract and shall approve the contract before the fully signed copies are delivered to the contractor, which approval shall not be unreasonably withheld, denied or delayed. LANDLORD shall notify TENANT when construction on the site has commenced and LANDLORD shall give TENANT periodic progress reports as to the status of construction. LANDLORD shall diligently follow the construction work in order to carry it through to completion as quickly as reasonably possible, and in this connection due regard shall be given to delays caused by strikes, riots, and other circumstances beyond the control of either party and/or the contractor. TENANT may inspect the work from time to time during construction and on its completion to see that it is carried out in accordance with the approved plans and specifications and the contract. After the letting of the building contract, no changes shall be made to the approved plans, specifications and building contract without TENANT'S approval in writing, which shall not be unreasonably withheld, denied or delayed. If TENANT notifies LANDLORD that the plans and specifications are not being, or have not been, followed by the contractor, LANDLORD shall see that the necessary changes or revisions are made so that the completed building conforms to the approved plans, specifications and contract, except those changes which have been approved by TENANT in writing.

               The "total building cost" as referred to above shall include the cost of the survey and soil tests, if required, and all work and installations called for on the detailed plans and specifications as referred to above. This shall include a building complete in all respects and in accordance with all applicable codes and regulations having jurisdiction. If all utilities (gas, electricity, telephone, sanitary sewer and storm sewer) are not available to TENANT, LANDLORD shall bring any utility service not available to TENANT'S lease line and LANDLORD'S cost for such work shall not be part of the total building cost referred to herein.

               The total building cost as referred to herein shall not include any attorneys' fees of any kind for either party, or any other fees, cost or charges for services by either party, in connection with the obtaining of permits, licenses, or franchises, or in connection with the negotiation or preparation of the lease, construction contract, or detailed plans and specifications, but the total building cost shall include the amount of the actual fees or charges for any of the permits, licenses or franchises, as prescribed by statute, ordinance, or any other appropriate regulation, and shall include the cost of all architectural, engineering, and site development fees and costs actually performed by someone other than LANDLORD or TENANT, but at their request, and the costs of improvements or construction work of any kind included in the erection of the new building or required incidental to the construction of the building and improvements, except for any improvements existing as of the date of execution of this lease. Any expenses incurred by either party to inspect Demised Premises or work conducted thereon shall not be included as part of the total building cost.

               LANDLORD agrees to use every practicable means to enforce against contractor or suppliers of materials any reasonable request of TENANT arising out of their failure to comply with provisions of the plans, specifications and contract.

               TENANT may make such changes during said construction as TENANT may reasonably desire from the approved plans and specifications subject to the approval of LANDLORD which approval shall not be unreasonably withheld, delayed or denied provided that any such changes in cost shall be reflected in the total building cost referred to hereinabove.

               LANDLORD warrants that Demised Premises will be ready for delivery not later than one hundred eighty (180) days from the issuance of a building permit or the execution of this lease, whichever date shall be later, unless LANDLORD'S failure so to complete is due to causes beyond the reasonable control of LANDLORD (such as governmental restrictions, strikes, shortages of material or labor, etc.) in which event the aforesaid date shall be adjusted to the extent that such causes have delayed construction. If LANDLORD shall not have completed construction by the aforesaid date, adjusted as hereinabove provided, TENANT shall have the right to cancel this lease at any time thereafter by giving sixty (60) days advance written notice of such cancellation to LANDLORD, at the end of which period this lease shall become null and void, unless LANDLORD completes construction within said sixty (60) day notice period, at which time said notice of cancellation shall be null and void and of no effect. Such right of cancellation shall be the sole and exclusive remedy available to TENANT in the event of LANDLORD'S failure so to complete construction within the time specified.

          8. TITLE. LANDLORD shall furnish TENANT, at LANDLORD'S expense, when requested by TENANT, a title insurance report, or LANDLORD'S attorney's opinion reasonably suitable to TENANT, extended to show LANDLORD has good and marketable title to Demised Premises and LANDLORD'S tract as of the date of execution of this lease, free of all encumbrances except this lease, and for current taxes and installments of any assessments, and except for any encumbrances which are referred to in Section 3 of this lease. If there are any mortgages or trust deeds on Demised Premises , said title report or attorney's opinion shall show the original amount of the mortgage or trust deed as well as the amount now due. If such title is not good and marketable in LANDLORD, LANDLORD shall, within sixty (60) days, or such additional time as is reasonably required to correct any such defects, provided LANDLORD shall commence the curing of the same promptly and diligently proceeds to cure the same, correct the defects which TENANT in writing specifies.

          9. UTILITIES. TENANT shall pay the rent or charge imposed for water, sewerage, electric current, and gas used or consumed by it on Demised Premises during the term of TENANT'S occupancy. Any water charge in connection with sprinkler system (if any) shall be paid by LANDLORD.

          10. CONDITION OF PREMISES. LANDLORD shall deliver Demised Premises to TENANT in good condition and warrants that the electrical, plumbing, heating and air conditioning systems, and fixtures of such systems (and elevator and sprinkler system, if any), are adequate and in good order and condition, in compliance with all applicable governmental codes, statutes, regulations or ordinances governing such systems, and that the heating facilities are of sufficient capacity to maintain a temperature of 70 degrees Fahrenheit in the offices and merchandise display rooms, 65 degrees Fahrenheit in the service rooms and 50 degrees Fahrenheit in the storage rooms, under the extreme winter weather, and that air conditioning facilities in offices and merchandise display rooms are adequate in accordance with good design practice. If Demised Premises are leased primarily for warehouse purposes, LANDLORD warrants that all floors are structurally adequate to sustain a load of 150 pounds of merchandise per square foot. TENANTS taking possession of the Demised Premises shall be conclusive evidence of TENANT'S acceptance thereof in good order and satisfactory condition, with the exception of latent defects and except for certain punch list items which will be remedied within thirty (30) days from the date that LANDLORD is given a written punch list by TENANT.

          11. TAXES AND OBLIGATIONS. LANDLORD shall pay all taxes, assessments (whether general or special) and any other obligations which are or may become a lien on or levied against the Demised Premises and improvements as they may become due and payable during the term of TENANT'S occupancy thereof, and make all payments required to be made under the terms of any mortgage or deed of trust wherein LANDLORD is the mortgagor or obligor which may at any time be a lien on the premises. TENANT shall pay all taxes and assessments on its merchandise, trade fixtures and equipment. The terms "taxes" and "assessments" shall mean and include all real estate taxes, public and governmental charges and assessments, including all extraordinary or special assessments, costs and fees incurred by LANDLORD in contesting or negotiating with public authorities as to any of the same, and all sewer and other taxes and charges.

               During the term of this lease or any renewal thereof, upon receipt of written notice from LANDLORD together with paid tax bills or photostatic copies thereof, TENANT agrees to reimburse LANDLORD for TENANT'S pro rata share (i.e., the ratio that the Demised Premises is as to the entire tax parcel) of the taxes and assessments as hereinafter provided commencing in the first tax year after the commencement of the term of this lease in which the building to be constructed has been completely assessed and included on the tax rolls for computation of taxes. Such payment of taxes and assessments shall be deemed additional rent.

               LANDLORD agrees to submit said notice and paid tax bills within six (6) months after payment of such taxes by LANDLORD.

               TENANT'S payment of any tax or assessment for the first and last years of TENANT'S occupancy shall be apportioned or prorated so that TENANT pays the taxes or assessments only for the period of time that the Demised Premises are occupied or in possession of TENANT during that tax year.

               It is understood that TENANT'S liability for payment of taxes and assessments will be computed on and limited to the net amount due after discount, and LANDLORD will be expected to take advantage of any discounts, but failure of LANDLORD to obtain discount will not affect TENANT'S liability for net payment.

               TENANT shall not be obligated to pay any income or profit taxes or inheritance or estate or transfer taxes, or any personal or corporation taxes, or franchise or license taxes, levied, assessed against, or payable by LANDLORD, even though the same may be liens against or collectible as against Demised Premises, or any taxes except such as are directly levied or imposed against the Demised Premises, and provided further that TENANT may contest any such tax and have the same reviewed, reduced, equalized or abated as hereinafter provided.

               Provided TENANT is not in default of any of the terms, covenants or conditions of this lease, TENANT shall have the right, at its own cost and expense and in its own name, or in the name of LANDLORD, to protest or contest, or to seek to have reviewed, reduced, equalized or abated any tax by legal proceedings or in such manner as it deems advisable. LANDLORD agrees to join with TENANT and to execute any and all documents, applications, petitions, instruments or complaints necessary for any such contest, review or other proceedings desired by TENANT, provided, however, such contest, review or proceeding shall be carried on by TENANT, at its sole cost and expense, and upon the final determination of any such contest, review or proceeding, TENANT shall pay the taxes as are so finally determined, and all penalties and/or costs which may thereupon be due. TENANT is furthermore permitted to institute, carry on and complete any such contest, review or proceedings hereinabove mentioned, and to sign the name of LANDLORD to any documents, papers, applications, petitions, instruments or complaints in connection therewith, provided TENANT promptly provides LANDLORD with true and complete copies of any such documents, etc. TENANT agrees to indemnify and hold LANDLORD harmless from and against any claim, obligation, liability or costs, including reasonable attorneys fees, which LANDLORD may incur as a result of any such protest or contest. The legal proceedings herein referred to may include, among other things, applications to any governmental authority, proceedings before any Board of Equalization, suits and actions, and appeals from any such applications, proceedings, suits or actions, but all such proceedings shall be begun as soon as possible after the imposition of any contested tax and shall be prosecuted to final adjudication with all promptness and dispatch.

               LANDLORD hereby agrees to pay all other taxes, assessments and obligations assessed against it and/or against its successors or assigns, such as mortgages, income tax, estate tax, special assessments for improvements or any other tax or imposition, Federal or State, as they become due and payable during the term of TENANT'S occupancy thereof, so as to keep the Demised Premises free and released therefrom. If LANDLORD should fail to make such payment herein agreed to be paid by it by the terms of this lease, except, however, the taxes which become a direct levy against the Demised Premises and which TENANT has hereinabove agreed to pay, then in the event of a foreclosure of any such lien and sale of said Demised Premises thereunder caused by the default of LANDLORD, TENANT shall have the right to bid for said premises and improvements for its own account, subject to redemption according to law, at any sheriff's, judicial, or foreclosure sale.

               If LANDLORD cannot arrange for the Demised Premises to be assessed and billed separately for real estate taxes, then TENANT shall reimburse LANDLORD for TENANT'S proportionate share of real estate taxes on the entire tax parcel computed on the hereinafter formula. TENANT'S share of real estate taxes shall apply separately to taxes on the assessed value of the buildings of the tax parcel and to taxes on the land comprising the tax parcel only if the taxing bodies change the current method of tax assessment to apply a separate assessment for buildings and land. TENANT'S reimbursement to LANDLORD for payment of real estate taxes shall be its proportionate share of the real estate taxes on all of the buildings of the tax parcel computed on the ratio which the total rentable floor area of the building on Demised Premises bears to the total rentable floor area of all the buildings of the tax parcel existing when buildings were assessed prior to the first lease year. Any increase in building assessment after the first lease year due to future buildings, alterations or additions shall be entirely excluded before computing TENANT'S share of real estate taxes. Any increase in real estate taxes on buildings prior to the first lease year due to future building additions or alterations on Demised Premises by TENANT shall be paid entirely by TENANT.

               TENANT'S reimbursement to LANDLORD for real estate taxes on the land of the Demised Premises shall be its proportionate share of the real estate taxes on all of the land of the tax parcel computed on the ratio which the area of the land of Demised Premises bears to the total area of the land in the tax parcel.

               Notwithstanding anything to the contrary contained in this lease relating to the payment of real property taxes, charges and assessments, LANDLORD and TENANT each agree that in the event the Demised Premises are re-assessed for real property tax purposes because of transfer of ownership during the initial or any extended term of this lease, TENANT shall not be responsible for payment of any increase in real property taxes, charges and assessments attributable to such re-assessment which increase shall be the sole responsibility of LANDLORD.

               In the event of any dispute hereunder, TENANT shall pay the amount due in accordance with the applicable bill or statement, and such payment shall be without prejudice to TENANT'S position. If the dispute shall be determined in TENANT'S favor, by agreement or otherwise, LANDLORD shall pay to TENANT, within thirty
(30) days following such determination, the amount of TENANT'S overpayment resulting from compliance with such bill or statement. Any such bill or statement shall be deemed binding and conclusive if TENANT fails to object thereto within sixty (60) days after receipt thereof.

               TENANT shall pay, before delinquent, any and all taxes, licenses, fees, and public charges levied, assessed, or imposed and which become payable during the lease term upon TENANT'S fixtures, furniture, appliances and personal property located or installed in the Demised Premises.

          12. INSURANCE AND DAMAGE. In case the building and improvements on the Demised Premises shall be destroyed, in whole or in part, by any of the perils covered under the fire and extended coverage insurance on the usual standards form of insurance policy in use in the state within which the Demised Premises are situated, TENANT agrees to repair such damage and restore the building and improvements to their status prior to such damage; however, the herein Alterations Clause, Section 16, shall prevail in the event of any repair or restorations performed under this clause. If requested by LANDLORD, or by any mortgagee of a mortgage on the Demised Premises, TENANT shall furnish to LANDLORD or to that mortgagee a letter certifying that TENANT has provided for this coverage in TENANT'S insurance system and that such coverage in TENANT'S insurance system shall be subject to the provisions hereof, or, if TENANT has elected to carry outside insurance, TENANT shall furnish a certificate of such insurance.

               If the building and improvements on the Demised Premises should be damaged by the causes stated above to an extent of fifty percent (50%) or more of their then value during the last seven (7) years of the original twenty-five (25) year lease term or during any of the five (5) year renewal options, TENANT may, if it elects, instead of restoring the building and improvements to their status prior to such damage, cancel this lease and promptly pay to LANDLORD the same sum, in cash, which LANDLORD would have received from an insurance company if LANDLORD had been carrying with that insurance company standard fire and extended coverage insurance in the state of the Demised Premises to the extent of the full insurable value of the buildings and improvements. In any case in which the Demised Premises are damaged and TENANT retains possession, rents from the time of commencement of the damage to the time of completion of repairs and restoration shall be reduced pro rata to the extent that Demised Premises have been untenantable; however, this is on condition that TENANT shall make such repairs and restorations as quickly as reasonably possible.

               In further consideration of the rental payments to be made by TENANT, and except for the obligations of TENANT as set forth in this section, LANDLORD covenants that TENANT, and any subtenant or assignee, shall not be liable for damage to or destruction of LANDLORD'S property by any casualty from any cause whatsoever, except for the negligence of TENANT, its agents or employees, or any subtenant or assignee. TENANT covenants that except for the negligence of LANDLORD or his agents or employees, LANDLORD shall not be liable for damage to or destruction of TENANT'S property by any fire or other casualty from any cause whatsoever.

               TENANT shall not do, suffer to be done, or keep, or suffer to be kept anything in, upon or about the Demised Premises which will contravene LANDLORD'S policies insuring against loss or damage by fire or other hazards, including, but not limited to, public liability or which will prevent LANDLORD from procuring such policies in companies acceptable to LANDLORD.

          13. SIGNS. TENANT, at TENANT'S sole expense, may erect such signs on or about the Demised Premises or the improvements thereon provided the same are permitted and are in compliance with any governmental rules, regulations or ordinances.

          14. ORDINANCES. LANDLORD shall at LANDLORD'S expense take such action as may be necessary or appropriate to cause the Demised Premises and the common areas, upon the execution of this lease and during the entire term and extensions and renewals hereof, to comply with all federal, state, county and city laws and ordinances and all rules, regulations and orders of all duly constituted authority, present or future. TENANT shall, at its sole expense, comply with all laws, ordinances, rules, regulations and orders of all duly constituted authorities, present or future, which affect the carrying on of the business being conducted in the Demised Premises, as distinguished from the physical facilities in which such business is being conducted, and which do not require the making of any alterations to the Demised Premises.


          15. SUBLETTING, ASSIGNING. Provided TENANT is not in default of the terms, covenants and conditions of this lease, TENANT may: (a) assign this lease and/or sublet the Demised Premises, or any part thereof, after first, in each instance, obtaining the prior written permission of LANDLORD, which shall not be unreasonably withheld, delayed, or denied; (b) without LANDLORD'S permission, assign this lease and/or sublet the Demised Premises, or any part thereof, to an authorized Firestone dealer, or an affiliated subsidiary, or reorganized corporation of TENANT, provided that under this Paragraph 15(b) such assignee or sublessee continues to use the Demised Premises in strict conformance with the requirements of Section 4 herein. No assignment or subletting shall relieve TENANT of the obligations imposed upon it by the terms of this lease. In the event that TENANT is unable to assign or sublet the Demised Premises within twelve (12) months of its desire to do so, LANDLORD'S only remedy shall be the right, but not the obligation, to terminate this lease and recapture the Demised Premises by sixty (60) days written notice to TENANT.

          16. ALTERATIONS. TENANT may from time to time make, at its expense, nonstructural alterations or additions, to the then existing improvements or any parts thereof as may be, in TENANT'S opinion, reasonably necessary or desirable for the conduct, improvement or expansion of TENANT'S business, provided the alterations do not diminish the value of the then existing improvements. Relocation or removal of partitions shall not be deemed to affect such value.

               All alterations, improvements and additions made by TENANT as aforesaid, except for TENANT'S trade and business fixtures and subject to Section 23 hereof, shall remain upon the Demised Premises at the expiration or earlier termination of this lease and shall become the property of LANDLORD unless LANDLORD shall, prior to or after the termination of this lease, have given written notice to TENANT to remove same, in which event TENANT shall remove such alterations, improvements and additions and restore the Demised Premises to the same good order and condition in which it was at the commencement of this lease, reasonable wear and tear excepted. Should TENANT fail to do so, with sixty (60) days following LANDLORD'S notice, LANDLORD may do so collecting at LANDLORD'S option the cost and expense thereof from TENANT as additional rent. All of such alterations, improvements or additions shall be made solely at the expense of TENANT; and TENANT agrees to protect, indemnify and save harmless LANDLORD on account of any injury to third persons or property by reason of any such changes, additions or alterations, and to protect, indemnify and save harmless LANDLORD from the payment of any claim of any kind or character on account of bills for labor or materials furnished or claimed to have been furnished in connection therewith. TENANT agrees to procure all necessary permits before undertaking such work and to do such work in a good and workmanlike manner, employing materials of first quality and complying with all applicable governmental requirements.

          17.  DEFAULT.

               A.  Failure to Pay Rent or Perform Other
Obligations. This lease and the term and estate hereby granted are subject to the further limitation that:

                    (i)  Whenever TENANT shall default in the
payment of any installment of minimum rent or contingent rent, on any day upon which the same shall be due and payable, and such default shall continue and shall not be remedied by TENANT within ten (10) days after LANDLORD shall have given to TENANT written notice specifying such default, or

                    (ii)  Whenever TENANT shall default in the
payment of any installment of taxes, TENANT'S proportionate share of common area and other charges, or any other charge or payment due or payable by TENANT under this lease for any reason whatsoever, on any day upon which the same shall be due and payable under the terms of this lease and such default shall continue and shall not be remedied by TENANT within ten (10) days after LANDLORD shall have given to TENANT written notice specifying such default, or

                    (iii) Whenever TENANT shall default in the performance of any other obligation, covenant or agreement by it to be performed or observed under this lease, and such default shall continue and shall not be remedied by TENANT within thirty (30) days after LANDLORD shall have given to TENANT a written notice specifying the same, or, in the case of a happening or default which cannot with due diligence be cured within a period of thirty
(30) days and the continuance of which for the period required for cure will not subject LANDLORD to the risk of criminal liability or termination of any superior lease or foreclosure of any superior mortgage, if TENANT shall not duly institute within such thirty
(30) day period and promptly and diligently prosecute to completion all steps necessary to remedy the same, or

                    (iv) If TENANT shall fail for any reason to assume occupancy of the Demised Premises pursuant to the provisions of this lease (provided that all of the conditions therein set forth shall have occurred), and such failure continues for sixty
(60) days after notice from LANDLORD or

               Then at any time after the occurrence of any one or more of such events LANDLORD may give to TENANT a written notice of intention to end the term of this lease at the expiration of ten
(10) days and this lease and the term and estate hereby granted, whether or not the term shall theretofore have commenced, shall terminate, unless any such defaults are cured within said ten (10) day period, with the same effect as if that day were the expiration date, but TENANT shall remain liable for damages as herein provided.

               17.B.     Insolvency, etc.  This lease and the term
and estate hereby granted are subject, inter alia, to the limitation that whenever TENANT under this lease shall make an assignment for the benefit of creditors; or shall file a voluntary petition under any bankruptcy or insolvency law; or an involuntary petition alleging an act of bankruptcy or insolvency is filed against TENANT; or whenever a petition shall be filed by or against TENANT seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or any future state or federal bankruptcy act or any other present or future applicable federal, state or other statute or law; or whenever TENANT shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of TENANT or of all or any substantial part of its properties; or whenever a permanent or temporary receiver of TENANT or of or for the property of TENANT shall be appointed; or whenever TENANT shall plead bankruptcy or insolvency as a defense in any action or proceeding; or an order, judgment or decree shall be entered by any court of competent jurisdiction on the application of a creditor adjudicating the TENANT a bankrupt or insolvent, or approving a petition seeking reorganization of the TENANT, or appointment of a receiver, trustee or liquidator of the TENANT or of all or substantially all of any of TENANT'S assets; or any department of the state or the federal government, or any officer thereof, duly authorized, shall take possession of the business or property of the TENANT by reason of insolvency or alleged insolvency of the TENANT; or whenever the TENANT shall permit or otherwise suffer this lease to be taken under any writ of execution; or if this lease shall pass to or devolve upon, by law or otherwise, to one other than TENANT, except as may be otherwise provided for in
Section 15 herein, then and in any one or more of such events, the LANDLORD (a) at any time after receipt of notice of the occurrence of any such event, or (b) if such event occurs without the acquiescence of TENANT, at any time after the event continues for ninety (90) days, may give TENANT a notice of intention to end the term of this lease at the expiration of ten (10) days from said notice, and this lease and the term and estate hereby granted, whether or not the term shall theretofore have commenced, shall terminate with the same effect as if that day were the expiration date, but TENANT shall remain liable for damages as hereinelsewhere provided.

          17.C.     Right to Relet: Damages for Breach.  Should
LANDLORD take possession pursuant to legal proceedings or pursuant to any notice provided for by law, it may either terminate this lease or it may from time to time without terminating this lease make such alterations and repairs as may be necessary in order to relet the Demised Premises and relet said premises or any part hereof for such term or terms (which may be for a term extending beyond the term of this lease but TENANT's exposure or liability hereunder shall not hereby be expanded) and at such fair market rental or rentals and upon such other terms and conditions as LANDLORD in its sole discretion may deem advisable; upon each such reletting all rentals received by the LANDLORD from such reletting shall be applied, first, to the payment of any indebtedness other than rent due hereunder from TENANT to LANDLORD; second, to the payment of any costs and expenses of such reletting, including brokerage fees payable by LANDLORD to its agent under both this lease and the reletting, and reasonable attorneys' fees and of costs of such alterations and repairs; third, to the payment of rent due and unpaid hereunder and the residue, if any, shall be held by LANDLORD and applied in payment of future rent as the same may become due and payable thereunder. If such rentals received from such reletting during any month be less than that to be paid during that month by TENANT hereunder, TENANT shall pay any such deficiency to LANDLORD. Such deficiency shall be calculated and paid monthly. No such re-entry or taking possession of said Demised Premises by LANDLORD shall be construed as an election on its part to terminate this lease unless a written notice of such intention be given to TENANT or unless the termination thereof be decreed by a court of competent jurisdiction. Notwithstanding any such reletting without termination, LANDLORD may at any time thereafter elect to terminate this lease for such previous breach.

          17.D.     Damages Upon Termination.  Should LANDLORD at
any time terminate this lease for any breach hereof, then, in addition to any other remedies it may have, LANDLORD may recover from TENANT all damages it may incur by reason of such breach, including the cost of recovering the Demised Premises, reasonable attorneys' fees and the amount of rent and charges equivalent to rent reserved in this lease for the remainder of the stated term, all of which amounts shall be immediately due and payable from TENANT to LANDLORD, and LANDLORD shall thereafter pay to TENANT, at such time or times as LANDLORD shall be in receipt of the same, the rent for the Demised Premises for the remainder of the stated term collected from tenants thereafter using the Demised Premises, up to the amount of the rent reserved which has theretofore been collected from TENANT, less costs of reletting, including brokerage commissions, reasonable attorneys's fees, costs incurred in making necessary repairs, replacements or decorations in the Demised Premises, advertising expenses and all other costs and expenses incidental or consequent to such reletting. In determining the rent payable by TENANT hereunder subsequent to default, the fixed minimum annual rent for each year of the unexpired portion of the lease term shall equal the average fixed minimum rent plus the average contingent rent which TENANT was obligated to pay (i) from the commencement of the lease term to the time of default, or (ii) during the three (3) lease years last preceding such default whichever period is shorter. It is hereby further understood that any such reletting may be for a period shorter or longer than the remaining term of this lease, but in no event shall TENANT be entitled to receive any excess of such net rents over the sums payable by TENANT to LANDLORD hereunder, nor shall TENANT be entitled to credit in respect of any net rents from such a reletting (except to the extent that such net rents are actually received by LANDLORD).

          17.E.     Waiver of Jury Trial.  The parties hereto shall
and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matters whatsoever arising out of or in any way connected with this lease, the relationship of LANDLORD and TENANT, TENANT's use and occupancy of the Demised Premises and/or any claim of injury or damage.

          17.F.     Recovery of Legal Expenses.  In case suit shall
be brought for recovery of possession of the Demised Premises, for the recovery of rent or any other amount due under the provisions of this lease, or because of the breach of any other covenant herein contained on the part of LANDLORD or TENANT to be kept or performed, and a breach shall be established, the party prevailing shall be entitled to all expenses incurred therefor, including all court costs and reasonable attorneys' fees.

          17.G.     No Counterclaim.  In the event LANDLORD
commences any summary proceeding or other action for non-payment of minimum rent, percentage or contingent rent or any sum payable as rent, TENANT covenants and agrees that it will not interpose any counterclaim of whatsoever nature or description in any such proceeding. This shall not, however, be construed as a waiver of the TENANT'S right to assert such claims in any separate action or actions brought by TENANT. TENANT further waives any right of defense which it may have to claim a merger and neither the commencement of any action or proceeding nor the settlement thereof, or the entering of judgment therein, shall bar LANDLORD from bringing subsequent actions or proceedings from time to time.

          17.H.     Accord and Satisfaction.  No payment by TENANT
or receipt by LANDLORD of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction and LANDLORD shall accept such check or payment without prejudice to LANDLORD'S right to recover the balance of such rent or pursue any other remedy in this lease provided.

          17.I.     Landlord's Default.  The LANDLORD covenants
with the TENANT that if LANDLORD shall violate or neglect any covenant, agreement, or stipulation herein contained on its part to be kept, performed or observed, and any such default shall continue for thirty (30) days after written notice thereof is given by TENANT to LANDLORD, then and in addition to the remedy of specific performance and other remedies and causes of action now or hereafter provided by law or in equity, TENANT may, at its option, remedy the condition or need referred to in such notice, or make the payment which LANDLORD has not made, but should have made, and LANDLORD shall reimburse TENANT for such reasonable cost or expense upon demand.

          18. WAIVER. Failure of either party to insist upon strict performance of any covenant or condition of this lease in any one or more instances shall not be construed as a waiver for the future of any such covenant or condition, but the same shall be and remain in full force and effect.

          19. INTERFERENCE. Should an adjudication of a competent court or regulation of any government authority prohibit TENANT from establishing its business on Demised Premises, or order TENANT to discontinue, in whole or in part, its business thereon, then TENANT may terminate this lease, unless such order results from willful negligence of TENANT in its use of Demised Premises.

          20. REPAIRS. LANDLORD may enter the Demised Premises to inspect same at all reasonable times and intervals, and shall be responsible for and keep the roof, structure and exterior of the building on the Demised Premises with its appurtenances in good condition and repair, provided TENANT has given LANDLORD written notice of the need for the same. LANDLORD shall be liable for any loss or damage to TENANT'S property sustained by TENANT resulting from the failure of LANDLORD to make any of said repairs, provided LANDLORD has had reasonable time to make such repairs after receipt of written notice from TENANT. Emergency repairs which shall be necessary to protect the buildings or contents may be made by TENANT without notice to LANDLORD, and the cost of such repairs, not to exceed One Thousand Dollars ($1,000.00) in any one instance, shall promptly be paid to TENANT by LANDLORD upon LANDLORD'S receipt of a paid invoice therefor, provided such emergency repairs are the responsibility of LANDLORD hereunder. TENANT shall be responsible, at its sole expense, for all other repairs, except those warranted by LANDLORD or his contractors, including, but not limited to, all electrical, plumbing, heating, air conditioning, and other mechanical installations, all doors and all plate glass, whether or not any of the aforesaid were initially installed or furnished by LANDLORD.

          21. CONDEMNATION. If, during TENANT'S occupancy, any part of the premises of which the Demised Premises is a part is condemned for public use under right of eminent domain, and if the remainder of the Demised Premises, in TENANT'S reasonable opinion, is not suitable for its purposes, TENANT may, at its option, terminate this lease, and TENANT shall have no claim against LANDLORD for the value of the unexpired term of this lease; but if it shall not elect so to do, LANDLORD shall restore and rebuild the Demished Premises, to the extent of condemnation proceeds available, to provide TENANT, as far as possible, all the improvements and building facilities existing before the taking, and the fixed minimum monthly rental thereafter to be paid shall be abated proportionately. In any such proceeding whereby all or a part of the premises of which the Demised Premises is a part are taken, whether or not TENANT elects to terminate this lease, each party shall be free to make claim against the condemning party for the amount of the actual provable damage done to each of them by such proceeding. In the event streets, alleys, driveways (public or private), or sidewalks abutting the premises or areas TENANT has parking or access rights to are changed in any manner whatsoever by condemnation or otherwise, by city, state or any public authority, in such manner as to injure, in TENANT'S reasonable opinion, the parking and/or ingress and egress of vehicular or pedestrian traffic to the Demised Premises, and LANDLORD has not taken immediate steps to remedy the situation, TENANT may cancel this lease after sixty (60) days advance written notice to LANDLORD.

               In the event of any condemnation or taking, whether whole or partial, TENANT shall not be entitled to any part of the award, as damages or otherwise, for such condemnation and LANDLORD or any mortgagee of LANDLORD are to receive the full amount of such award as their respective interests may appear, the TENANT hereby expressly waiving any right or claim to which it might become entitled. However, TENANT shall have the right to the extent that same shall not diminish the LANDLORD'S or such mortgagee's award to claim and recover from the condemning authority, but not from LANDLORD or such mortgagee, such compensation as may be separately awarded or recoverable by TENANT under the Eminent Domain Code of Pennsylvania.

          22. USE IN COMMON WITH OTHERS AND COMMON AREA CHARGES. TENANT shall have the non-exclusive right, in common with others lawfully entitled thereto, to the use of all exits, entrances, and driveways in the Hechinger Plaza Shopping Center as shown on Exhibit "C" and on LANDLORD'S tract as shown on Exhibit "B" for ingress, egress and related accommodation of automobiles and trucks of TENANT, its officers, agents, employees and customers, and any other rights granted under that certain "Declaration of Easements and Related Agreements", dated November, 1984, attached as Exhibit "D", by and among Norristown Properties, Inc., a Delaware corporation, Wendy's Old Fashioned Hamburgers of New York, an Ohio corporation, and Hechinger Company, a District of Columbia corporation. TENANT is hereby granted the non-exclusive right of ingress and egress to the extent of LANDLORD'S rights over all roads, streets, alleys, sidewalks, and ways, whether public or private, bounding or serving the Demised Premises or the Shopping Center.

               TENANT agrees to pay LANDLORD its pro rata share of LANDLORD'S annual cost for snow removal from such exits, entrances and driveways, repair and maintenance of same and for electrical current for lighting said areas of the LANDLORD'S tract, and LANDLORD'S operating cost of common facilities and services, computed on the ratio which the total rentable floor area of Demised Premises bears to the total rentable floor area of all buildings on LANDLORD'S tract. TENANT'S pro rata share of LANDLORD'S common area maintenance cost shall be apportioned or prorated during the first and last year of TENANT'S occupancy so the TENANT only pays its pro rata share of LANDLORD'S common area maintenance cost while TENANT is occupying or in possession of Demised Premises.

               For the purpose of this Section 22, LANDLORD'S operating cost of common facilities and services ("Common Area Charges") is defined as including all reasonable costs and expenses incurred by LANDLORD in operating, managing, equipping, lighting, repairing, replacing and maintaining said facilities and services, including, without limitation, landscaping, sanitary control, cleaning, lighting, snow removal, resurfacing, painting, fire protection, operation, repair and maintenance of storm water retention facilities and common area maintenance costs as set forth in the Declaration of Easements, public liability and property damage insurance, repairs and policing, including the cost of personnel to implement such services and maintain such facilities and administrative and overhead costs equal to fifteen (15%) percent of all of the foregoing.

               LANDLORD agrees that it will keep accurate and correct books showing the expenditures for which TENANT is obligated to remburse LANDLORD for its pro rata share, as referred to above, and said books shall be open and available for examination by TENANT at reasonable times and intervals. LANDLORD shall submit accounting and computations of TENANT'S pro rata share of the above specified expenditures promptly after the end of each year that is established by LANDLORD for the purpose of this accounting, and TENANT shall make reimbursement of its pro rata share within thirty (30) days after receipt of said billing.

          23. FIXTURES. Provided TENANT is not in default of the terms, covenants or conditions of this lease, TENANT may, at the expiration or sooner termination of this lease, remove all shelving and fixtures, equipment, or other personal property of TENANT, improvements or building appurtenances, which it owns, may have installed or placed at its own expense on Demised Premises or which it furnished and LANDLORD installed, or otherwise acquired. TENANT shall promptly repair any damage to Demised Premises caused by such removal.

          24. RENEWAL. Provided TENANT is not in default of the terms, covenants or conditions of this lease, TENANT shall have the right to renew or extend the within lease for a period of five (5) years, following the expiration of the original term hereof, at a rental to be determined as set forth in Section 5 hereof and under the same terms and conditions as for the original term as set out herein. In the event TENANT exercises this option to renew or extend, written notice thereof shall be given LANDLORD at least ninety (90) days prior to the commencement of such renewal or extension period.

          25. RENEWAL. Provided TENANT is not in default of the terms, covenants or conditions of this lease, TENANT shall have the right to renew or extend the within lease for a period of five (5) years, following the expiration of the renewed or extended term provided for in Section 24 hereof, at a rental to be determined as set forth in Section 5 hereof and under the same terms and conditions as for the original term as set out herein. In the event TENANT exercises this option to renew or extend, written notice thereof shall be given LANDLORD at least ninety (90) days prior to the commencement of such renewal or extension period.

          26. AUTOMATIC RENEWAL. Provided TENANT is not in default of the terms, covenants or conditions of this lease, if TENANT fails to notify LANDLORD of any renewal option which TENANT has the right to exercise hereunder prior to the required time, its option(s) to renew or extend shall nevertheless remain in full force and effect for a period of thirty (30) days after receipt of written notice from LANDLORD subsequent to the required time setting forth the expiration date of this lease and advising TENANT that notice of renewal has not been received.

          27. FIRST REFUSAL TO LEASE. Provided TENANT is not in default of the terms, covenants or conditions of this lease, subject to and not limiting TENANT'S rights to renew or extend as set forth herein, LANDLORD grants to TENANT an additional right of first refusal to lease the Demised Premises only upon the same terms and conditions as contained in any valid, acceptable, bona fide lease offer LANDLORD or any subsequent LANDLORD may receive prior to the cancellation or termination of this lease, as extended. TENANT shall have fifteen (15) days after receipt from the LANDLORD of written notice of such offer (with certified full written statement of such offer or certified copy thereof) within which time to exercise said option and accept any such lease terms. LANDLORD agrees to promptly notify TENANT of receipt of any such acceptable offer.

          28.  HOLDING OVER.   If at the expiration or sooner
termination of this lease, TENANT should continue to occupy the premises without an agreement in writing as to the terms of such continued possession, then such additional tenancy shall be on a month-to-month basis at the fixed minimum rental and under the same terms and conditions as provided in this lease or last renewal thereof. In case of such continued possession, the month-to-month tenancy created thereby may be cancelled at the end of any calendar month by not less than thirty (30) days prior written notice from either party.

          29. COMMENCEMENT DATE OF LEASE. In order to establish the specific commencement date of this lease, LANDLORD and TENANT shall enter into a supplemental agreement immediately upon completion of construction establishing the commencement date of the primary lease term, as set forth in Section 4 herein, and the options to renew this lease, as provided hereinabove. It is understood that none of the terms of this lease shall be changed by said supplemental agreement and that its sole purpose shall be to establish the commencement date of the lease term and of the option terms.

          30.  NOTICES.   Any notice to LANDLORD provided for
herein shall be deemed to have been served only when such notice in writing addressed to LANDLORD has been deposited in a U.S. Post Office by registered or certified mail, return receipt requested, addressed to the place where the rent shall be paid. Any notice to TENANT as provided for herein shall be deemed to have been served only when in writing and when delivered by registered or certified mail to The Firestone Tire & Rubber Company, Real Estate/BK62, P.O. Box 81073 A.M.F., Cleveland, Ohio 44181, or to such other party or at such other place as TENANT may from time to time in writing designate. Any notice to TENANT delivered to any other department, office, or city shall be of no force and effect. Either party may change its address by notice to the other in accordance with the above terms.

          31. CAPTIONS. The captions appearing at the beginning of each of the sections of this lease are for reference only and are not to be considered a part of this lease.

          32. TIME. It is expressly stipulated that time shall be of the essence of this lease.

          33. BINDING ON HEIRS, ETC. This lease shall be binding upon the heirs, devisees, executors, administrators, successors in interest, and assigns of the parties hereto.

          34. MODIFICATION. This lease constitutes the whole agreement between the parties. There are no terms, obligations, covenants or conditions other than contained herein. No modification or variation thereof shall be deemed valid unless evidenced by an agreement in writing.

          35. EVIDENCE OF LEASE. TENANT agrees not to record the within lease, but each party hereto agrees, on the request of the other, to execute an evidence of lease in form recordable and reasonably satisfactory to LANDLORD'S attorneys. In no event shall such evidence of lease set forth the rental or other charges payable by TENANT under this lease; and any such evidence of lease shall expressly state that it is executed pursuant to the provisions contained in this lease and is not intended to vary the terms and conditions of this lease.

          36. BROKERAGE FEES. TENANT shall have no obligation for payment of any brokerage fees in connection with this lease, and if any such payment is due to any party it shall be paid by LANDLORD. TENANT warrants and represents to LANDLORD that TENANT has dealt with no brokers in connection with this lease and that the Demised Premises was not called to TENANT'S attention by any broker, except John Wolfrom of Tornetta Realty Co., and TENANT agrees to be responsible for and to indemnify and save LANDLORD harmless from and against any claim for a commission or other compensation by any other broker claiming to have negotiated with TENANT with respect to the Demised Premises or to have called the Demised Premises to TENANT'S attention.

          37. EXECUTION. The submission of this lease for examination by TENANT does not constitute an offer or an option to lease the Demised Premises, nor is it intended as a reservation of the Demised Premises for the benefit of TENANT. It is expressly understood and agreed that this lease shall not be effective or binding upon the parties until it is fully and properly executed by TENANT and LANDLORD and a duplicate original thereof is delivered to TENANT.

          38. SEVERABILITY. The invalidity of one or more phrases, sentences, clauses or paragraphs contained in this lease shall not affect the remaining portions of this lease or any part thereof, and in the event that any one or more of the phrases, sentences, clauses or paragraphs contained in this lease should be declared invalid by the final order, decree or judgment of a court of competent jurisdiction, this lease shall be construed as if such invalid phrases, sentences, clauses or paragraphs had not been inserted in this lease.

          39. RELEASE OF LIABILITY AND INDEMNIFICATION. TENANT agrees that it shall indemnify and save LANDLORD harmless from any and all liability, damage, expense, including reasonable attorney's fees, cause of action, suits, claims, or judgments, resulting from injury to persons or property of others on the Demised Premises which arise out of any acts of TENANT, or TENANT'S failure to act, in connection with TENANT'S use of the Demised Premises, or negligence of TENANT, its agents, workmen or employees. LANDLORD agrees that in case any claim is asserted or any action brought to recover such damage, LANDLORD will give immediate notice thereof in writing to TENANT and will cooperate in every way in the investigation and defense of any such claim or action, and that the handling and settlement of any such action shall be performed and concluded by TENANT.

               Except for the negligence of LANDLORD or his agents or employees, or LANDLORD'S failure to repair pursuant to the terms of this lease, and to the extent not covered by LANDLORD'S liability insurance, LANDLORD and LANDLORD'S agents and employees shall not be liable for, and TENANT waives all claims for, loss or damage to TENANT'S business or loss of profits or damage to persons or property sustained by TENANT or any person claiming through TENANT resulting from any accident or occurrence in or upon the Demised Premises, or any other part of the Center, including, but not limited to, claims for damage resulting from: (i) any equipment or appurtenances becoming out of repair; (ii) any defect in or failure of plumbing, heating or air conditioning equipment, electric wiring or the installation thereof, gas, water, railings or walks; (iii) broken glass; (iv) the backing up of any sewer pipe or downspout; (v) the bursting, leaking or running of any tank, tub, washstand, water closet, waste pipe, drain or any other pipe or tank in, upon or about the Demised Premises, or any other building or buildings in the Center; (vi) water, snow, or ice being upon or coming through the roof, stairs, doorways, show windows, walks or any other place upon or near the Demised Premises, or otherwise; (vii) the falling of any fixture, plaster, tile or stucco; and (viii) any act of owners of adjacent or contiguous property except where LANDLORD is such adjacent owner and is legally responsible for any such damage; (ix) loss of profits.

          40. MECHANICS LIENS. Except for original construction by LANDLORD, TENANT shall promptly pay all contractors and materialmen so as to minimize the possibility of a mechanic's or materialman's lien attaching to the Demised Premises. Should any such lien be made or filed, TENANT shall bond against or discharge the same within ten ((10) days after written request by LANDLORD, and in the event that TENANT shall fail to do so, LANDLORD may discharge the lien by payment of the amount secured thereby, and any amount so paid by LANDLORD, along with any attorney's fees or other costs relating to the discharge of such lien, shall be deemed additional rent and shall be immediately payable by TENANT to LANDLORD.

          41. INSPECTION OF PREMISES; REPAIRS. LANDLORD reserves the right at all reasonable times, by itself or its duly authorized agents, to go upon and inspect the Demised Premises and every part thereof, and at its option to make repairs for which LANDLORD is responsible, alterations and additions to the Demised Premises or the building of which the Demised Premises are a part; provided, however, that nothing herein contained shall be deemed or construed as an obligation of LANDLORD to undertake or effect any such repairs, alterations or additions other than as herein specifically set forth.

          42. EXECUTION OF FINANCING OR SECURITY AGREEMENTS PROHIBITED. TENANT agrees not to enter into, execute or deliver any financing agreement or security agreement that can be considered as a priority to any mortgage or deed of trust pertaining to the Demised Premises and, in the event TENANT does so execute or deliver such financing agreement or security agreement, such action on the part of TENANT shall be considered a breach of the terms and conditions of this lease entitling LANDLORD to such remedies as are provided for herein, including, but not limited to, termination of this lease.

          43. TRANSFER OF LANDLORD'S INTEREST. In the event of any transfer or transfers of LANDLORD'S interest in the Demised Premises, the transferor shall be automatically relieved of any and all obligations on the part of LANDLORD accruing from and after the date of such transfer, provided that (a) the interest of the transferor, as LANDLORD, in any funds then in the hands of LANDLORD in which TENANT has an interest shall be turned over, subject to such interest, to the then transferee; and (b) notice of such sale, transfer or lease shall be delivered to TENANT as required by law.

          44. LIABILITY OF LANDLORD. If LANDLORD shall fail to perform any covenant, term or condition of this lease upon LANDLORD'S part to be performed, and if as a consequence of such default TENANT shall recover a money judgment against LANDLORD, such judgment shall be satisfied only out of the proceeds of sale received upon execution of such judgment and levied thereon against the right, title and interest of LANDLORD in the Demised Premises and/or LANDLORD'S tract and out of rents or other income from such property receivable by LANDLORD, or out of the consideration received by LANDLORD from the sale or other disposition of all or any part of LANDLORD'S right, title and in the LANDLORD'S tract.

          45. MORTGAGEE PROTECTION. TENANT agrees to give any mortgagee(s), by certified or registered mail, a copy of any notice of default served upon the LANDLORD, provided that prior to such notice, TENANT has been notified, in writing of the address of such mortgagee(s). TENANT further agrees that if LANDLORD shall have failed to cure such default within the time provided for in this lease, then the mortgagee(s) shall have thirty (30) days following their receipt of such notice within which to cure such default or if such default cannot be cured within that time, then such additional time as may be necessary if, within such thirty
(30) days any mortgagee has commenced and is diligently pursuing the remedies necessary to cure such default (including, but not limited to, commencement of foreclosure proceedings, if necessary, to effect such cure), in which event this lease shall not be terminated while such remedies are being so diligently pursued.

          46. LANDLORD'S MORTGAGEE'S APPROVAL OF THIS LEASE. If LANDLORD'S present mortgagee will approve this lease only upon the basis of modification of the terms and provisions of this lease, other than those provisions relating to the size and location of the Demised Premises, the term and renewal options and the amount of rent and charges payable hereunder, and the use for which TENANT is permitted to operate the Demised Premises, LANDLORD shall have the right to cancel this lease if TENANT refuses to approve in writing any such modifications within thirty (30) days after LANDLORD'S request therefor, which request may not be made later that forty-five (45) days after the delivery of possession of the Demised Premises to TENANT. If such right to cancel is exercised, this lease shall thereafter be null and void, and neither party shall have any liability to the other by reason of such cancellation. This clause shall not affect or apply to any subsequent mortgagees, and any such subsequent mortgagee shall have no approval rights of or under this lease.

          47. LAW GOVERNING. The terms and provisions of this lease shall be interpreted in accordance with and governed by the laws of the Commonwealth of Pennsylvania without regard to principles of conflicts of law.


























IN WITNESS WHEREOF, LANDLORD has caused his name to be hereunto subscribed and TENANT has caused its corporate name to be hereunto subscribed by its duly authorized officers as of the day and year appearing in their respective notary acknowledgments.

WITNESS AS TO LANDLORD:            LANDLORD:

__________________________         /s/ Lewis J. Stowe, III (SEAL)
                                   Lewis J. Stowe, III


                                   TENANT:
                                   THE FIRESTONE TIRE & RUBBER
                                   COMPANY

__________________________    By: /s/T.J. Reinninger, Vice Pres.
                                    T.J. Reinninger, Vice President

__________________________    Attest:/s/ G.C. Zeman
                                              G.C. Zeman
                                        Assistant Secretary

                                   (Corporate Seal)

                             LEASE

   THIS LEASE made and entered into this 11th day of June, 1986, by and between LEWIS J. STOWE, III, with offices at Plymouth Meeting Executive Campus, 600 W. Germantown Pike, Suite 370, Plymouth Meeting, Pennsylvania, 19462, herein after called "Landlord", and JIFFY LUBE OF PENNSYLVANIA, INC., a Pennsylvania corporation with offices at One Valley Square, Suite 233, 512 Township Line Road, Blue Bell, Pennsylvania 19422, hereinafter called "Tenant".

                          WITNESSETH:

   In consideration of the covenants and promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, it is agreed by the parties hereto as follows:

   1. PREMISES. Landlord hereby leases to Tenant and Tenant hereby leases from Landlord the property lying and being situated in the Township of East Norriton, County of Montgomery, Commonwealth of Pennsylvania, which is a part of the lot described on Exhibit "A" being a legal description of Landlord's tract, and more particularly that portion which is outlined in red on Exhibit "A-1" being a site plan of Landlord's tract, together with the building and improvements thereon or to be erected (hereinafter referred to as the "Premises" or the "Demised Premises"), and which is adjoining the Hechinger Plaza Shopping Center described in Exhibit "A-2" attached hereto, for the term and upon the conditions hereinafter set forth.

   Tenant shall have the non-exclusive right, in common with others lawfully entitled thereto, to the use of all exits, entrances, driveways and parking areas in the Landlord's tract for the accommodation and parking of automobiles and trucks of Tenant, its agents and employees and of its customers. Tenant is hereby granted the non-exclusive right of ingress and egress to the extent of Landlord's rights over all roads, streets, sidewalks and ways, whether public or private, bounding or serving the Premises or the Landlord's tract. In the event that Landlord designates a particular area of the parking lot in Landlord's tract, or provides other parking within a reasonable distance for employees of Tenant, and for the employees of other tenants, it is agreed that Tenant's employees shall conform to the requests of Landlord in using such employees parking space.

   Landlord shall have the right, subject to Tenant's written consent which shall not be unreasonably withheld, delayed or denied, to designate from time to time and to change from time to time portions of the Landlord's tract which shall be used as parking areas, approaches, exits, entrances, roadways and the like, and enlarge or diminish the size of the buildings indicated on Exhibit "A-1", provided the two-way roadways abutting the premises for their full length as shown on Exhibit "A-1" are not changed in size or relocated under any circumstances, and provided no building is erected in the parking areas except where reserved for future buildings, if any. It is agreed that the driveways and common roads immediately adjacent to the Premises shall be designated and maintained for two-way traffic as designated on Exhibit "A-2".

   The Demised Premises are demised subject and subordinate to all encumbrances, easements, reciprocal construction, operating and easement agreements, including those referred to in Declaration of Easements dated November, 1984, a true and complete copy of which is attached hereto as Exhibit "B", restrictions, covenants, zoning laws and governmental or any other regulations, now or hereafter affecting or governing the Landlord's tract and the adjoining Hechinger Plaza Shopping Center.

   2. LANDLORD'S IMPROVEMENTS. Landlord agrees to erect upon the Premises the improvements as described on Exhibit "A-1" and as more particularly described on Exhibit "C" attached hereto and by this reference, made a part hereof (said improvements described on Exhibit "A-1" and on Exhibit "C" being hereinafter collectively referred to as the "Improvements"). Landlord will complete the Improvements in substantial compliance with Exhibit "C" and in a good, safe and workmanlike manner and will use its best efforts to see that the Improvements are completed and ready for use on or before 120 days after permits are issued subject to delays due to strikes, acts of God, unavailability of materials or other causes beyond Landlord's control; provided, however, that if Landlord is unable to deliver possession on such date, Landlord shall not be liable to Tenant for damages, and this Lease shall not be affected in any manner if Landlord completes the Improvements within three
(3) months after that date, subject, again, to delays due to strikes, acts of God, unavailability of materials or other causes beyond Landlord's control. The Improvements shall comply with the laws, ordinances and regulations, municipal or otherwise, that may govern the construction of same.

   3. ACCEPTANCE OF THE IMPROVEMENTS. Promptly upon completion of the Improvements, Landlord will give written notice thereof to Tenant. If, in Tenant's reasonable opinion, the Improvements have not been completed in substantial accordance with Exhibit "C" it shall be Tenant's obligation to so notify Landlord in writing within ten (10) days after receipt of notice of completion. If no such notice is given by Tenant, then it shall be conclusively presumed, ten (10) days after receipt by Tenant of Landlord's notice of completion, that the Improvements are acceptable to Tenant, and Tenant shall be deemed to have accepted the Improvements as being satisfactory and in good condition. Thereafter, rent in accordance with Paragraph 6 of this Lease shall become due and payable without any abatement whatsoever. If notice shall be validly given that the Improvements have not been completed in substantial accordance with Exhibit "C", the Landlord shall immediately proceed to make the necessary corrections and thereafter new notices as provided for in this Paragraph 3 shall be given.

   Nothing herein, however, shall preclude Landlord and Tenant from agreeing in writing that the Tenant has accepted the Improvements prior to the expiration of the ten (10) day period described in the preceding paragraph.

   4. TENANT'S IMPROVEMENTS. Upon acceptance of the Improvements, as hereinabove provided, Tenant shall promptly install, at Tenant's sole cost and expense, the structures, fixtures, equipment and other property necessary to complete the Premises for the operation of a JIFFY LUBE SERVICE CENTER, in substantial accordance with the plans and specifications attached hereto as Exhibit "D" and by this reference made a part hereof. Tenant accepts all risk of loss for Tenant's Improvements and understands and acknowledges that Landlord has no liability whatsoever. All such work may be inspected by Landlord, and Tenant agrees to make, at its sole expense, any changes, additions or alterations requested by Landlord to conform such work, in Landlord's sole discretion, to the requirements of Exhibit "D". Tenant shall promptly and diligently perform its work hereunder in accordance with all applicable federal, state and local statutes, codes and regulations; and Tenant shall do all that is reasonably necessary to promptly open the JIFFY LUBE SERVICE CENTER as soon as possible after acceptance of the Improvements. Tenant agrees, at Tenant's expense, to obtain and maintain for so long as Tenant's work continues, public liability insurance and workers compensation insurance adequate to fully protect Landlord as well as Tenant from and against all liability for death or injury to persons or damage to property caused in or about, or by reason of, the construction of Tenant's work. Tenant shall furnish to Landlord certificates evidencing said coverage prior to commencement of Tenant's work.

   5.     TERM, COMMENCEMENT OF TERM; OBLIGATIONS PRIOR TO
COMMENCEMENT OF TERM.

          (a) Term and Commencement: Unless sooner terminated in accordance herewith, the term of this Lease shall commence ("Commencement Date") upon the first day of the month following the earliest of (i) the opening for business of the JIFFY LUBE SERVICE CENTER on the Premises, (ii) ten (10) days after Tenant's acceptance of the Improvements, or (iii) the issuance of a certificate of occupancy, and end on the twentieth anniversary of the Commencement Date and in addition, at the sole option of the Tenant, provided Tenant is not in default of any of the terms, covenants or conditions of this Lease, the Lease will be renewed for two additional five (5) year terms. The parties agree to execute the lease commencement page attached hereto. Any such renewal shall be deemed effectively exercised only if Tenant has given Landlord written notice of such intention not later than 180 days prior to the expiration of the original term, or the initial renewal term. All terms and provisions of this Lease shall be applicable during such renewal term or terms and Rent shall be as provided in Section 6 hereof.

          (b) Period Prior to Commencement: During the period commencing with Tenant's acceptance of the Improvements, as hereinabove provide, or Tenant's occupancy of the Premises, whichever shall occur first, and ending with the Commencement Date of the term of this Lease, Tenant shall comply with every obligation, covenant and condition required by Tenant to be observed in this Lease; provided, however, that the obligation to pay either Minimum Rent or Percentage Rent shall be only as is described in subsection (c) of this Paragraph 5.

          (c) Rental During Period Prior to Commencement: During the period beginning with the earlier of (i) the opening for business of the JIFFY LUBE SERVICE CENTER on the Premises, or (ii) ten (10) days after Tenant's acceptance of the improvements, and ending with the Commencement Date of the term of this Lease, as provided in Paragraph 5 (a) hereof, Tenant shall pay without any abatement whatsoever a pro rata portion of the Minimum Rent, and Percentage Rent as hereinafter defined, for such partial month, to Landlord, at the address specified in this Lease. Such portion shall be calculated by multiplying the Minimum Rent and Percentage Rent by a fraction, the numerator of which is the number of days in such a period and the denominator of which is that number of days in the respective month.

          (d) The term "Rent" as used in this lease shall include Minimum Rent, Percentage Rent, and any other payments required to be made by Tenant herein.

          (e) Lease Year: "Lease Year", as used herein, means a period of twelve consecutive months during the Lease Term commencing on the yearly anniversary date of the first Lease Year, the first Lease Year commencing on the first day of the calendar month in which the Commencement Date occurs.


   6.     RENT.

          (a) Fixed Minimum Rent for the term shall be as follows:

                   Annual               Total          Total
Years          Land      Building       Annual         Monthly

0-1            $24,000   $39,000        $63,000        $5,250.00
2-5            $30,000   $39,000        $69,000        $5,750.00
6-10           $33,000   $42,900        $75,900        $6,325.00
11-15          $36,300   $47,190        $83,490        $6,957.50
16-20          $39,930   $51,909        $91,839        $7,653.25
21-25          $43,923   $57,100        $101,023       $8,418.59
26-30          $48,315   $62,810        $111,125       $9,260.42
                                   PLUS

          (b)  Percentage Rent:

   6% of Gross Sales, as hereafter defined, in amounts in excess of $500,000 but less than $600,000.

   4% of Gross Sales in amounts in excess of $600,000 but less than $700,000.

   2% of Gross Sales in excess of $700,000.

          The gross sales amounts shall be increased by ten percent (10%) at the beginning of the 6th, 11th, 16th, 21st, and 26th lease years.

          Notwithstanding the foregoing, in the event that the development and construction costs of the Landlord exceed or are less than the sum of $300,000 ("Estimated Cost"), the Building Rent set forth in Paragraph 6(a) shall be increased or decreased by the same proportion in which the actual development and construction costs of Landlord, as hereinafter defined, exceed or are less that the Estimated Cost.

          For the purposes of this paragraph, the actual development and construction costs of Landlord shall include: (1) all government permits, licenses and fees; (2) the costs of all materials and labor; (3) attorneys fees; (4) interest, points and commitment fees; and, (5) site development, architectural and engineering costs and expenses; (6) project management and development fees of 12% of actual construction costs, excluding interest and related financing expenses; and (7) any other items of cost incurred by the Landlord in connection with its obligations hereunder, except that the Tenant's written approval, which shall not be unreasonably withheld, delayed or denied, will be required for any additional items of cost which would bring the development and construction costs to a total which exceeds $300,000. At the request of the Tenant, Landlord will meet with Tenant to review construction progress, proposed design changes, and revised cost estimates, so that Tenant may have the opportunity to propose approaches to minimizing costs.

          For the purpose of this Lease, the term "Gross Sales" shall mean the entire amount of sales and business receipts of Tenant at, through or from the Premises, including, but not limited to, retail sales and any other sums collected for services provided and sales of used products such as used oil, but excluding sales and use taxes, gross receipts taxes and similar taxes paid by Tenant based on sales, and bona fide refunds, rebates or discounts to customers.

          Tenant shall keep and preserve complete records of all Gross Sales conducted in any Lease Year for a period of three (3) years thereafter, Tenant shall permit Landlord or Landlord's representatives to examine or audit the records at any and all reasonable times, and shall, upon Landlord's request, explain the methods of keeping records. The books and records shall include cash register tapes, properly identified, sales journal, general ledger, profit and loss statements, balance sheets, purchase invoices, bank statements with cancelled checks and deposit advices, corporate books and records, including, but not limited to, minute books, and stock certificate books, state sales tax return, federal income tax return, retailers occupation tax return or similar returns required to be filed by the state in which the Premises are located as they pertain to this Lease.

          Tenant shall, upon request, deliver to Landlord a written statement, certified by Tenant or an officer of Tenant, showing Gross Sales made to the date of such request, and any fractional month, if any, prior to the commencement of the first Lease Year. Within thirty (30) days after the end of each Lease Year during the term of this Lease, or sooner termination hereof, and within thirty
(30) days after the end of this Lease, Tenant shall deliver to Landlord, at the place last fixed for the payment of Rent, a statement Certified by Tenant or an officer of Tenant reflecting Gross Sales during the preceding Lease Year, and at such time Tenant shall pay to Landlord all sums due based upon Gross Sales as shown in the statement for the period covered by the statement.

          The acceptance by Landlord of payments of Percentage Rent shall be without prejudice to Landlord's right to an examination of Tenant's books and records of its gross receipts from the Premises in order to verify the amount of gross receipts. If Landlord is dissatisfied with any such statement furnished by Tenant, Landlord may notify Tenant, and Landlord, at its option, may then cause Tenant's books to be examined by Landlord or by a Certified Public Accountant selected by Landlord. If such examination shall disclose any underpayment of Percentage Rent, Tenant shall promptly pay the deficient amount and, in addition if the deficiency is more that four (4%) percent, Tenant shall pay interest thereon at the rate of two percent (2%) per month, as well as reimburse Landlord for the cost, if any, of having Tenant's books examined or audited.

          (c) Accord and Satisfaction: No payment by Tenant or receipt by Landlord of a lesser amount than the Rent herein stipulated shall be deemed to be other than on account of the earliest Rent then due, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as Rent be deemed an accord and satisfaction. Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such Rent or pursue any other remedy provided for in this Lease, or at law.

          (d) Late Charges: In the event Tenant fails to pay any portion of the Minimum Rent or Percentage Rent (including any additional rental due hereunder) on the date due, or within five
(5) days thereafter, a late charge of two (2%) percent (or the highest rate permitted by law) per month of the delinquent rental shall be added to said rental and paid to Landlord together therewith.

   7.     PAYMENT OF TAXES, FEES, ASSESSMENTS AND UTILITIES.

          (a) Payment of Taxes, Fees and Assessments: Landlord shall pay all taxes, assessments (whether general or special) and any other obligations which are or may become a lien or levied against the Premises and improvements as they may become due and payable during the term of Tenant's occupancy thereof; provided, however, that if authorities having jurisdiction assess real estate taxes, assessments, or other charges on the Premises which Landlord deems excessive, Landlord may defter compliance therewith to the extent permitted by applicable laws, so long as the validity or amount thereof is contested by Landlord in good faith and so long as Tenant's occupancy of the premises is not materially disturbed. Tenant shall pay all taxes and assessments on its merchandise, trade fixtures, and equipment and also general license and franchise taxes, if any, which may be required for the conduct of Tenant's business. The term "taxes" and "assessments" shall mean and include all real estate taxes, public and governmental charges and assessments, including all extraordinary or special assessments, all costs and fees, including reasonable attorney's fees, incurred by Landlord in contesting or negotiating with public authorities as to any of the same, and all sewer and other taxes and charges.

          (b)  Tax Year:   The term "Tax Year" shall mean the
twelve (12) month period established as the real estate tax year by the taxing authorities having jurisdiction over the Landlord's tract.

          (c) Tenant's Tax Charge: The term "Tenant's Tax Charge" shall mean an amount equal to the product obtained by multiplying the taxes for each Tax Year by a fraction, the numerator of which is the gross floor area in the Demised Premises and the denominator of which is the leasable ground floor area in Landlord's tract at the beginning of such Tax year, but only to the extent such area is included in the improvements assess under the tax bill for said taxes.

          (d) Payment of Real Estate Taxes by Tenant: Tenant's Tax Charge (as the same may be subsequently increased or decreased) shall be paid to Landlord in equal monthly installments in advance on the first day of each calendar month during each Lease Year. If on the first day of any calendar month the amount of taxes payable during the then current Tax Year shall not have been determined by the taxing authority, then the Tax Charge then payable by Tenant shall be estimated by Landlord subject to (i) adjustment when the amount of such taxes shall be determined, and (ii) payment upon submission of a statement therefor by Landlord.

   Within sixty (60) days after the end of each Tax Year, Landlord shall deliver a copy to Tenant of all tax bills for such Tax Year, and certify to Tenant the amount of Tenant's Tax Charge. If the amount of such monthly payments paid by Tenant exceeds the actual amount due, the overpayment shall be credited on Tenant's next succeeding payment or during the last lease year of the term, Landlord will refund such excess to Tenant within thirty (30) days following the expiration of the term, if Tenant is not in default hereunder. If the amount of such monthly payments paid by Tenant shall be less than the actual amount due, Tenant shall pay to Landlord the difference between the amount paid by Tenant and the actual amount due, within ten (10) days after demand from Landlord.

   For the Tax Year in which this Lease commences or terminates, Tenant's Tax Charge shall be prorated.

          (e) Personal Property Taxes and Assessments: Tenant shall pay, before delinquent, any and all taxes, licenses, fees, and public charges levied, assessed, or imposed and which become payable during the lease term upon Tenant's fixtures, furniture, appliances and personal property located or installed in the Demised Premises.

          (f) Payment of Utilities: Tenant shall pay for all water, gas, sewer, electric and all other utilities serving the Premises.

   8. AUTHORIZED USES. Tenant shall use the premises for the purpose of operating a JIFFY LUBE SERVICE CENTER and for no other purposes whatsoever, without the prior written consent of Landlord, which consent shall not be unreasonably withheld; provided any such use shall not be in violation of any terms, covenants or conditions of the Declaration of Easements attached hereto and marked Exhibit "B"; and further provided that Tenant is not in default of any terms, covenants and conditions of this Lease.



9. COMPLIANCE WITH LAWS; LICENSES AND PERMITS.

          (a) Compliance with Laws: Tenant shall not use, or permit any person to use, the Premises or any part thereof for any use or purpose in violation of federal, state or local law, including, but not limited to, present and future ordinances or other regulations of any municipality in which the Premises are situated, and Tenant agrees, if, during the term of this Lease new laws and regulations be imposed, Tenant will, at the sole cost and expense of Tenant, make alterations or improvements in or to the Premises which may be required by any federal, state or local law, or by any municipal ordinance, or regulation applicable thereto. Tenant shall also comply with all orders, directives, rules and regulations of all governmental bodies, bureaus and offices having jurisdiction over Tenant or the Premises, or Tenant's use of the Premises.

          (b) Licenses and Permits: Tenant shall procure and maintain at Tenant's own expense and responsibility all licenses, permits or inspection certificates required by any governmental authority respecting Tenant's use of the Premises or the operation of Tenant's business thereon. Tenant may contest any such law, ordinance or regulation, and if required, may join Landlord's name in any such contest. In such event, however, Tenant shall indemnify Landlord against any costs, penalties or attorney's fees incurred by or asserted against Landlord by virtue thereof.

          (c) Occupancy: Tenant will not at anytime use or occupy the Premises in violation of the certificate of occupancy issued for the Premises, or in violation of Section 8 of this Lease.

   10.    LIABILITY INSURANCE, EMPLOYER'S INSURANCE AND INDEMNITY.

          (a) General Liability Insurance: Tenant shall, during the entire term of this Lease, at Tenant's own expense, keep in force by advance payment of premiums, public liability insurance in an amount not less than $1,000,000 for injury to or death of one person as a result of one occurrence and not less than $1,000,000 for injury to or death of more than one person as a result of one occurrence and for damage to property in the amount of $100,000 per occurrence, insuring Tenant, Landlord and any Mortgagee of Landlord against any liability that may accrue against them or any of them on account of any occurrence in or about the Premises during the term of this Lease or in consequence of Tenant's occupancy thereof and resulting in personal injury, death or property damage. All policies of insurance, as aforesaid, shall provide that they cannot be cancelled, terminated, or amended without thirty (30) days prior
written notice to Landlord and Tenant.   Tenant shall furnish to
Landlord, before Tenant may operate as a JIFFY LUBE SERVICE CENTER, copies of policies or certificates of insurance required by this Lease.

          (b) Employer's Liability Insurance: Tenant shall, during the entire term of this Lease, at Tenant's own expense, pay for and maintain employer's liability insurance ($100,000 minimum limit) and workmen's compensation insurance, as prescribed by the law of the state in which the Premises are located, and shall furnish to landlord copies of policies or certificates of insurance evidencing such coverage.

          (c) Indemnity: Tenant agrees to indemnify and save harmless Landlord from and against all claims of whatever nature arising from (i) any act, omission or negligence of Tenant, or Tenant's contractors, agents, servants or employees, or (ii) arising from any accident, injury or damage whatsoever caused to any person or to the property of any person occurring during the term hereof in or about the Premises, where such accident, damage or injury results or is claimed to have resulted from an act or omission on the part of Tenant or Tenant's undertakings in this Lease. This indemnity and hold harmless agreement shall include indemnity against all costs, expenses and liabilities in connection with any claim or proceeding brought thereon and the defense thereof, including reasonable attorneys' fees. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of this Lease.

          (d) Special Definition for the Term Landlord: As used in Articles 10, 11, and anywhere else expressly designated, the term
"Landlord" includes the Landlord, any Landlord of the Landlord and the owner of Landlord's property if applicable.

   11. FIRE AND EXTENDED COVERAGE INSURANCE. Tenant agrees, at its sole cost and expense, during the entire term of this Lease, to keep the Premises, the Improvements, all other improvements, equipment and any supplies thereon adequately insured by reliable companies "for full replacement value" whereby the insurer will be obligated to pay full cost of repair or replacement as of the date of loss against damages caused by fire, smoke, explosion and other risks covered by standard extended coverage endorsement. Tenant shall also carry insurance against the risks of loss of rents and income resulting from any such hazards, which policy must provide coverage for six months estimated income from the Premises. All such policies shall name Landlord, and Landlord's mortgagee, if required, as a co-insured, as their respective interests may appear. Such insurance may be carried under a blanket-type policy issued to Tenant and all such insurance must provide that it cannot be cancelled, terminated, or amended without thirty (30) days prior written notice to Landlord and Tenant. Tenant will deliver to Landlord certificates evidencing the aforesaid insurance. The proceeds of any loss claims collected by Landlord on such policy shall be credited or payable by Landlord to Tenant in reimbursement of any expenditures made on account thereof by Tenant pursuant to Tenant's maintenance and repair obligations hereunder.



   12.    MAINTENANCE AND COSTS OF COMMON FACILITIES AND SERVICES.

          (a) Tenant will at all times during the term of this Lease keep the Premises, appurtenances, fixtures, installations and equipment attached and related thereto, including any parking area and driveways, in good condition and repair, at Tenant's expense, and upon termination hereof, shall surrender same in such good repair, reasonable wear and tear excepted. Tenant will keep all fire extinguishers in the Premises filled and in good condition at Tenant's own cost and expense. Should any portion or all the Premises be damaged or destroyed by fire, the elements or any other cause, with or without fault on the part of Tenant, Tenant shall promptly rebuild or replace any such damages or destroyed portions. Tenant will make all repairs at its sole cost and expense, both interior and exterior, structural or non-structural, ordinary or extraordinary, and foreseen and unforeseen. "Repairs" shall include all necessary rebuilding, replacements, renewals, alterations, additions and betterments. All repairs made by Tenant shall be equal in quality and class to the original work. Tenant will also do or cause others to do all necessary shoring of foundations and walls of any structure and every other act or thing for the safety and preservation thereof which may be necessary by reason of any excavation or other building operation upon any adjoining property, street, alley or passageway.

          (b) Except as otherwise specifically provided herein, damage to or destruction of any portion or all of the Premises, by fire, the elements or any other cause, with or without fault on the part of Tenant, shall not terminate this Lease or entitle Tenant to any abatement of or reduction in the Rent payable, or otherwise affect the respective obligations of the parties hereto.

          (c) Common Area, Maintenance, etc.: Landlord covenants and agrees to construct the parking lots, driveways, sidewalks, entrances and exits as substantially shown on Exhibit "A-1" and to pave them with bituminous concrete, or other hard surface, and to maintain said pavement in good condition. Landlord shall keep the above areas which are not a part of the Premises free from snow and in a clean and orderly condition, and shall provide and operate reasonable lighting in those areas during the night hours that the Premises is opened for business, unless prevented from doing so by causes beyond Landlord's reasonable control. Maintenance and lighting of the Premises will be the responsibility of the Tenant.

          (d) Control of Common Use Areas and Services: All facilities and services furnished by Landlord and designated for the general use, in common, of occupants of Landlord's tract, including Tenant hereunder, their officers, agents, employees and customers, including, but not limited to, parking areas, streets, sidewalks, roadways, loading platforms, washrooms, ramps, landscaped areas and other similar facilities, shall at all times be subject to the exclusive control and management of Landlord, who shall have the right from time to time to change the area, level, location and arrangement of such parking areas and other facilities above referred to; to restrict parking by tenants and their employees to employee parking areas; and to make all rules and regulations pertaining to and necessary for the proper operation and maintenance of the common facilities and services.

          (e)  Tenant's Share of Costs of Common Facilities and
Services: In each lease year Tenant will pay to Landlord as additional Rent hereunder such proportion of Landlord's operating cost of common facilities and services as the gross floor area of Demised Premises bears to the gross rentable floor area of all of the buildings of Landlord on the Landlord's tract. In no event will the Tenant's proportion of such costs exceed the ratio of the floor area of the Premises as built to the floor area of the proposed Firestone store as shown on Exhibit "A-1", whether or not the proposed Firestone store is built. For the purpose of this paragraph "Landlord's Operating Cost of Common Facilities and Services" (hereafter "Common Area Charge") is defined as including all reasonable costs and expenses incurred by Landlord in operating, managing, equipping, lighting, repairing, replacing and maintaining said facilities and services, including, without limitation, landscaping, sanitary control, cleaning, lighting, snow removal, resurfacing, painting, fire protection, operation, repair and maintenance of storm water retention facilities and common area maintenance costs as defined in the Declaration of Easements, public liability and property damage insurance, repairs and policing, including the cost of personnel to implement such services and maintain such facilities and administrative and overhead costs equal to fifteen (15%) percent of all of the foregoing.

          (f) Payment of Tenant's Share of Costs of Common Facilities and Services: Tenant's pro rata share of the Common Area Charge under this Article shall be paid in advance in monthly installments on the first day of each calendar month during each lease year in an amount estimated by Landlord. Within ninety (90) days after the end of each calendar year (or partial calendar year), Landlord shall furnish Tenant a statement summarizing the actual operating cost for the preceding calendar year (or partial calendar year) and setting forth the method by which the Common Area Charge payable by Tenant was arrived at as herein provided.
To the extent the aggregate of the monthly Common Area Charge paid by Tenant during such calendar year (or partial calendar year) exceeds the amount which is payable by Tenant for such calendar year (or partial calendar year) as hereinabove provided, the difference shall be credited against the next succeeding monthly Common Area Charge to be made by Tenant under this Article. If the aggregate of the monthly Common Area Charges paid by Tenant during such calendar year (or partial calendar year) is less than the actual amount due, Tenant shall pay Landlord the difference between the amount paid by Tenant and the actual amount due, within ten
(10) days of demand therefor by Landlord. For the calendar year (or partial calendar year) in which this Lease commences or terminates, Tenant's Common Area Charge shall be prorated, if applicable.

   13. REPAIR BY LANDLORD. Landlord shall not be required to furnish any services or facilities to the Premises after acceptance of the Improvements. Landlord shall have no obligation to repair, maintain, alter, replace or modify the Premises or any part thereof, including but not limited to any plumbing, heating, electrical, air conditioning or other mechanical installation therein. Tenant hereby assumes the full and sole responsibility for the condition, operation, repair, rebuilding, replacement, maintenance and management of the Premises. Landlord will assign all contractor's and manufacturer's warranties to Tenant.

   14. RIGHT OF ENTRY BY LANDLORD. Tenant shall permit inspection of the Premises during reasonable business hours by Landlord or Landlord's agents or representatives for the purpose of ascertaining the condition of the Premises. One hundred eighty
(180) days prior to the expiration of this Lease, Landlord may post suitable notice on the Premises that the same are "For Rent" and may show the Premises to prospective tenants at reasonable times. Landlord may not, however, thereby unnecessarily interfere with the use of the Premises by Tenant.

   15.    ALTERATIONS, FIXTURES, CONDITION ON TERMINATION.

          (a) Alterations: Provided Tenant is not in default of the terms, covenants and conditions of this Lease, Tenant, after receiving the written consent of Landlord, at Tenant's sole cost and expense, in a good workmanlike manner, may make such alterations to the Premises as Tenant may require for the conduct of its business without materially altering the basic character of the buildings or improvements thereon, or weakening any structure on the Premises. Any such alterations shall be subject to Landlord's inspection upon completion, and Tenant agrees to make whatever changes or additions to such alterations as are requested by Landlord. Tenant shall also have the right, with the written consent of Landlord, to erect, at Tenant's sole cost and expense, such temporary partitions, including office partitions, as may be necessary to facilitate the handling of Tenant's business and to install telephones and telephone equipment and wiring, and electrical fixtures, additional lights and wiring and other trade appliances. Tenant shall, before making any alterations, additions, installations or improvements, at its expense, obtain all permits, approvals and certificates required by any governmental or quasi governmental bodies and (upon completion) certificates of final approval thereof and shall deliver promptly duplicates of all such permits, approvals and certificates to Landlord and Tenant agrees to carry and will cause Tenant's contractors and subcontractors to carry such workmen's compensation, general liability, personal and property damage insurance as Landlord may require.

          (b) Fixtures: Any alterations or improvements to the Premises, including partitions, all electrical fixtures, lights and wiring, shall become the property of Landlord at the expiration or sooner termination of this Lease. Should Landlord request the removal of all or any part of the above mentioned items, however, Tenant at its own expense, shall do so prior to the expiration of this Lease and repair the Premises as described herein. At the expiration or sooner termination of this Lease, tenant shall be entitled to remove Tenant's personal property and trade fixtures, provided that Tenant is not in default of any terms, covenants or conditions of this Lease and that Tenant repairs, in a good workmanlike manner, all damage done to the Premises by such removal. Nothing in this Article shall be construed to give Landlord title to Tenant's trade fixtures.

          (c) Condition of Premises on Termination: Tenant agrees to surrender the Premises at the expiration, or sooner termination, of this Lease in the same condition as when the Premises were delivered to Tenant, or as altered pursuant to the provisions of this Lease, ordinary wear and tear excepted.

   16. SIGNS. Tenant may, if applicable laws permit, place suitable signs, emblems, logos, lettering and pictorial materials on the Premises for the purpose of indicating the nature of the business carried on by the Tenant in said Premises; provided, however, that any such signs, emblems, logos, lettering and pictorial materials must first be consented to by Landlord. In the event Tenant places any signs, emblems, logos, lettering or pictorial materials on the Premises without Landlord's consent, Landlord has the right to remove the same. Any damage to the Premises caused by installation or removal of signs, emblems, logos, lettering or pictorial materials shall be repaired at the expense of Tenant. All work shall be completed in a good and workmanlike manner. Landlord hereby agrees that Tenant, at Tenant's sole expense, may place standard Jiffy Lube fascia signage on the building which is as large as permitted by applicable laws, and further agrees that Tenant may place a free standing Jiffy Lube sign with readerboard on the Premises, which sign may be as large as permitted by applicable laws; provided, however, such signs are permitted by applicable laws.

   17. GLASS. Tenant agrees, at its own expense, to immediately replace all glass broken or damaged on the Premises during the term of this Lease with glass of the same quality as that broken or damaged.

   18. ASSIGNMENT AND SUBLETTING. Tenant shall not allow or permit transfer of this Lease or any interest hereunder by operation of law or otherwise, nor assign, sublease, convey, mortgage, pledge or encumber this Lease or any part thereof by another without, in each case, obtaining Landlord's prior written consent, and further provided that Tenant shall give Landlord not less than 30 days prior written notice of any proposed assignment or subletting setting forth the full identity and address of the proposed assignee or sublessee including a true and correct copy of any agreements relating to such assignment or subletting. However, provided Tenant is not in default of the terms, covenants and conditions of this Lease, Landlord's prior written consent shall not be required for an assignment or subletting of this Lease to Jiffy Lube International, Inc. or to an authorized and licensed Jiffy Lube franchisee, or to an authorized subsidiary of Jiffy Lube International, Inc., provided that in any such event the use of the Premises shall in all respects be in compliance with the provisions of paragraph 8 herein. No assignment (with or without Landlord's consent) shall release Tenant from any of its obligations hereunder.

   19. ASSIGNMENT BY LANDLORD. Landlord shall have the right to assign its interests under this Lease. Upon receipt of notice of such assignment, Tenant shall look solely to the new assignee for the performance of all obligations of Landlord under this Lease.

   20. QUIET ENJOYMENT. Landlord covenants and agrees that Tenant, upon paying the Rent and all other charges provided for in this Lease, and upon observing and keeping all of the covenants, conditions and provisions of this Lease on its part to be observed and kept, shall lawfully and quietly hold, occupy and enjoy the Premises during the term of this Lease, without hindrance or molestation by or from anyone claiming by, through or under Landlord, subject to the terms of any primary Lease, this Lease and any mortgage or encumbrance now or hereafter placed on the Premises by Landlord. Landlord further warrants and represents as of this date, as a material condition hereof, that under the zoning laws and all other laws, regulations and ordinances pertaining to the Premises and the contemplated improvements thereon, Tenant or its sublessee may now conduct business and thereafter shall not be prohibited from carrying on business in said Premises for the uses and purposes of operating a Jiffy Lube Service Center by reason of any law, regulation, ordinance or order of any governmental authority.

   21.    TENANT'S DEFAULT:

          (a) If Tenant (i) shall fail to pay any installment of Fixed Minimum Rent or Percentage Rent or any additional sum when due hereunder within ten (10) days after notice of such default to Tenant; (ii) shall default in any of the covenants, agreements, conditions or undertakings herein agreed to be kept, observed and performed by the Tenant other than the payment of Rent (Fixed Minimum and Percentage Rent or additional Rent) or any part thereof when due, and such default shall continue for twenty (20) days after notice thereof in writing to Tenant; or (iii) shall vacate or abandon the Premises; or if (iv) proceedings in bankruptcy or for liquidation, reorganization or rearrangement of Tenant's affairs are instituted by or against Tenant; or if (v) a receiver or trustee is appointed for all or substantially all of the Tenant's business or assets on the grounds of Tenant's insolvency; or if
(vi) Tenant makes an assignment of the benefit of its creditors; or
(vii) a reorganization under the Bankruptcy Act of the United States; or (viii) this Lease or Tenant's interest herein or in the Premises or any Improvements thereon or any property of Tenant are executed on or attached; or (ix) the Premises come into the hands or any person other than expressly permitted under this Lease; or
(x) Tenant's failure to execute instruments or certificates provided for in this Lease within fifteen (15) days after the mailing by Landlord of a written request; or (xi) Landlord determines that Tenant has knowingly submitted any false report required to be furnished hereunder, then in any of the above events, Landlord, at its election, may terminate this Lease and, either with or without process of law, re-enter, expel, remove and put out Tenant and all persons who may be occupying the Premises under Tenant, using such force and other means as may be lawful and necessary in so doing, and repossess and enjoy the Premises. Such re-entry and repossession shall not work a forfeiture of the rents to be paid and the covenants to be performed by the Tenant during the full term of this Lease. If any applicable law requires any additional notice or greater period during which Tenant may attempt to cure a default before termination, this Lease shall be deemed to be modified to comply with such law.

   Upon the expiration of the term of this Lease by reason of the happening of any of the events hereinabove described, or in the event of the termination of this Lease or right to possession or both, as the case may be, by summary dispossession proceedings or under provision of any law now or at any time hereinafter in force, by reason of or based upon or arising out of a default under or breach of this Lease on the part of Tenant, or upon Landlord recovering possession of the Premises under any of the foregoing circumstances whatsoever, whether with or without legal proceedings, Landlord may, at its option, at any time and from time to time, relet the Premises or any part of parts thereof for the account of Tenant or otherwise, and receive and collect the rents therefor, applying the same first to the payment of such expense as Landlord may have incurred in recovering possession of the Premises, including legal expense and attorneys fees, and for putting the Premises into good order or condition or preparing or altering the same for re-rental, expenses, commissions and charges paid, assumed or incurred by Landlord in connection with the reletting of the Premises, and then to the fulfillment of the covenants of Tenant hereunder. Any such reletting herein provided may be for the remainder of the term of this Lease or for a longer or shorter period. In any such case, and whether or not the Premises or any part thereof be relet, Tenant shall pay to Landlord the Fixed Minimum Rent, Percentage Rent, any item of additional Rent due hereunder, and all other charges required to be paid by Tenant up to the time of such termination of this Lease, or of such recovery of possession of the Premises by Landlord, as the case may be; and thereafter Tenant covenants and agrees, if required by Landlord, to pay to Landlord until the end of the term of this Lease the equivalent of the amount of all the Fixed Minimum Rent, and Percentage Rent, reserved herein and all other charges required to be paid by Tenant less the net rentals received from reletting, if any, and the same shall be due and payable by Tenant to Landlord on the several rent days above specified. Percentage Rent for each year of the unexpired portion of the lease term shall equal the average Percentage rents which Tenant was required to pay from the commencement of the lease term to the time of default, or during the preceding three (3) full lease years, whichever period is shorter. In any of the circumstances hereinabove mentioned in which Landlord shall have the right to hold Tenant liable upon the several rent days herein specified to pay Landlord the equivalent of the amount of all the Fixed Minimum Rent, Percentage Rent, and all other charges required to be paid by Tenant less the net rentals received from reletting, if any, Landlord shall also have at its sole election, in place and instead of holding Tenant so liable, to forthwith recover against Tenant as damages for loss of the bargain and not as a penalty, an aggregate sum which, at the time of such termination of this Lease, or of such recovery of possession of the Premises by Landlord, as the case may be, represents the then present worth of the excess, if any, of the aggregate of the Fixed Minimum Rent, Percentage Rent as calculated in this Article 21, and all other charges payable by Tenant hereunder that would have accrued for the balance of the term over the aggregate rental value of the Premises for the balance of such term. Nothing herein contained shall limit or prejudice Landlord's right to prove and obtain as liquidated damages arising out of such breach or termination the maximum amount allowed by any statute or rule of law which may govern the proceeding in which such damages are to be proved, whether such amount be greater, equal to, or less than, the amount of the then present worth of the excess of the Fixed Minimum Rent, Percentage Rent, and all other charges payable by Landlord hereunder over the rental value referred to above.

          (b) Waiver of Jury Trial: The parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matters whatsoever arising out of or in any way connected with this lease, the relationship of Landlord and Tenant, Tenant's use and occupancy of the leased premises and/or any claim of injury or damage.

          (c) Waiver of Redemption: Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the Premises by reason of the violation by Tenant of any of the covenants or conditions of this lease, or otherwise.

          (d) Recovery of Legal Expenses: In case suit shall be brought for recovery of possession of the Premises, for the recovery of rent or any other amount due under the provisions of this lease, or because of the breach of any other covenant herein contained on the part of Tenant to be kept or performed, and a breach shall be established, Tenant shall pay to Landlord all expenses incurred therefor, including all court costs and reasonable attorneys' fees.

          (e) Confession of Judgment: In the event of any default by Tenant either in the payments of rent or any other charge herein reserved, or in the performance of any of the terms, conditions, provisions and covenants herein set forth, either during the original term of this lease or any extension thereof or after the expiration of the lease term or sooner termination thereof, Tenant hereby empowers any Prothonotary or attorney of any court of record to appear for Tenant in any and all actions which may be brought for rent or the charges, payments, costs and expenses reserved as rent, or agreed to be paid by the Tenant, and to sign for Tenant an agreement for entering in any competent court an amicable action or actions for the recovery of rent or other charges of expenses, and in said suits or in said amicable action or actions to confess judgment against Tenant for all or any part of the rent specified in this lease and then unpaid and other charges, payments, costs and expenses reserved as rent or agreed to be paid by the Tenant, and for interest and costs together with an attorneys' commission of five percent (5%). Such authority shall not be exhausted by one exercise thereof, but judgment may be confessed as aforesaid from time to time and as often as any of said rent or other charges reserved as rent shall fall due or be in arrears, and such powers may be exercised during the original terms, during any extension or renewal term, or after the expiration of any such term.

   In the event that, and when, the lease shall be determined by term, covenant, limitation or condition broken, as aforesaid, either during the original term of this lease, or any extension thereof, and also when and as soon as the term hereby created, or any extension thereof shall have expired, it shall be lawful for any attorney or attorneys for Tenant, including any Prothonotary or attorney of any court of record who might be empowered to appear for Tenant in any action brought for rent, to sign an agreement for entering in any competent court an amicable action and judgment in ejectment, without any stay of execution or appeal against Tenant and all persons claiming under Tenant for the recovery of Landlord of possession of the herein Demised Premises, without any liability on the part of the said attorney, for which this shall be a sufficient warrant; whereupon, if Landlord so desires, a writ of habere facias possession with clauses of fieri facias for costs may issue forthwith without any prior writ of proceedings whatsoever. And provided that if for any reason after such action has been commenced the same shall be determined and the possession of the premises hereby demised remain in or be restored to Tenant, the Landlord shall have the right in any subsequent default or defaults to bring one or more further amicable actions in the manner and form hereinbefore set forth to recover possession of said premises for such subsequent default. No such determination of this lease, no taking, nor recovering possession of the premises shall deprive Landlord of any remedies or action against Tenant for rent or for damages due or to become due for the breach of any condition or covenant or condition nor the resort to any other remedy herein provided for the recovery of rent or damages for such breach be construed as a waiver of the right to insist upon the forfeiture and to obtain possession in the manner herein provided.

   In any amicable action of ejection or for rent in arrears, Landlord shall first cause to be filed in such action an affidavit made by it or some acting for it setting forth the facts necessary to authorize the entry of judgment, of which facts such affidavit shall be conclusive evidence, and, if a true copy of this lease be filed in such action, it shall not be necessary to file the original as a warrant of attorney, any rule of court, custom or practice to the contrary notwithstanding.

          (f) No Counterclaims: In the event Landlord commences any summary proceeding or other action for non-payment of minimum rent, percentage or contingent rent or any sum payable as rent, Tenant covenants and agrees that it will not interpose any counterclaim of whatsoever nature or description in any such proceeding. This shall not, however, be construed as a waiver of the Tenant's right to assert such claims in any separate action or actions brought by Tenant. Tenant further waives any right of defense which it may have to claim a merger and neither the commencement of any action or proceeding nor the settlement thereof, or the entering of judgment therein, shall bar Landlord from bringing subsequent actions or proceedings from time to time.

   22.    LANDLORD'S DEFAULT.   Landlord shall in no event be
charged with default in any of its obligations hereunder unless and until Landlord shall have failed to perform such obligations within thirty (30) days (or such additional time as is reasonably required to correct such default) after Landlord's receipt of notice from Tenant, specifically describing such failure.

   23. RIGHT TO PERFORM FOR TENANT. If Tenant should fail to perform any of its obligations under the provisions of this Lease, Landlord shall have the right but not obligation to do the same or cause the same to be done and Tenant agrees to reimburse any and all expenses incurred by Landlord in connection therewith five (5) days after receipt by Tenant of Landlord's invoice. These expenses include, but are not limited to, filing fees, legal fees and bond premiums. Landlord may charge such expenses to Tenant as additional Rent due from Tenant to Landlord, together with interest thereon, at the rate of two percent (2%) per month (or the highest interest rate permitted by law), in the event that Tenant does not reimburse Landlord within the five (5) days prescribed. Nothing in this paragraph shall be construed to limit any and all other rights and remedies of Landlord.

   24.    WAIVER.    No delay or omission of Landlord to exercise
any right or power arising from any default shall impair any such right or power or be construed to be a waiver of any such default or an acquiescence therein. No waiver shall be effective unless in writing, signed by Landlord, and no waiver of any breach of any of the covenants of this Lease shall be construed, taken or held to be a waiver of any other breach, or waiver, acquiescence in or consent to any further or succeeding breach of the same covenant.

   25.    REMEDIES CUMULATIVE.      The remedies herein granted to
Landlord shall not be exclusive or mutually exclusive and Landlord shall have such other and additional remedies against Tenant as may be permitted in law or in equity at any time. Any exercise of a right of termination by Landlord shall not be construed to eliminate or discharge any right of Landlord to damages on account of any default of Tenant.

   26.    LIENS.     Nothing in this Lease shall authorize Tenant
to do any act which shall in any way encumber the title of Landlord (as defined in Article 10(d)) in and to the Premises. The interest or estate of the Landlord (as defined in Article 10(d)) shall not in any way be subject to any claim by lien or encumbrance, whether by operation of law or by virtue of any express or implied contract by Tenant. Tenant shall not permit the Premises to become subject to any mechanic's laborer's or materialman's lien on account of labor or material furnished to Tenant in connection with work of any character performed or claimed to have been performed on the Premises by or at the direction of, or sufferance of Tenant.

   In the event any lien is filed against or attached to the Premises, or Tenant's interest herein, at Landlord's option, Tenant shall either pay the amount of said lien in full or shall, upon demand of Landlord, provide and pay for a non-cancellable bond, placed with a reputable company, approved by Landlord, in an amount equal to one and one half (1-1/2) times the amount of such lien and insuring the interest of Landlord (as defined by Article 10(d)) and any mortgagee from any loss by reason of the filing of such lien. Tenant shall immediately pursue in good faith its legal remedies to the end of obtaining removal of said lien, Landlord shall have the right but not the obligation to post the bond under the provisions of paragraph 23.

   27.    CONDEMNATION.   If after the execution of this Lease and
prior to the expiration of the term of this Lease, the Premises shall be taken in its entirety under the power or eminent domain or voluntarily sold under threat of such taking, or if such portion of the Premises is taken so as to render the Premises unusable for the operation of a JIFFY LUBE SERVICE CENTER, than the term of this Lease shall cease as of the date when the Premises is so taken, and Rent shall be apportioned and adjusted as of the date of the taking or the sale in lieu thereof.

   If only a part of the Premises shall be taken under the power of eminent domain or sold under threat of such taking, and such partial taking shall not render the Premises unusable for the operation of a JIFFY LUBE SERVICE CENTER, then this Lease shall continue in full force and effect as to the portion not taken and the rent shall abate proportionally on such part taken under the power of eminent domain or sold under threat of such taking.

   In the event of any taking of the Premises under the power of eminent domain or a voluntary sale under threat of such taking, whether in part or in whole, the entire award granted in compensation for the value of the Premises, or the proceeds of a voluntary sale of same under threat of taking, shall belong to the Landlord. The parties hereto acknowledge that, upon condemnation, this Lease terminates as to any portion taken, or as to the whole if the taking of any portion renders the remainder unusable, and consequently Tenant shall have no claim to any portion of the condemnation award. Nothing herein contained shall be construed, however, as a release or waiver by Tenant of any right it may have as a lessee to obtain compensation from the condemnor for business interference or interruption, relocation costs, and moving costs.

   28. SUBORDINATION AND NON-DISTURBANCE. This lease and all of Tenant's rights, title and interest in and under the Lease shall be subject, subordinated and inferior to the lien of any and all ground leases, underlying leases, mortgages and deeds of trust and to any and all terms, conditions, provisions, extensions, renewals or modification of any such leases, mortgages or deeds of trust which landlord or any grantee or assignee of Landlord has or may place upon the Premises in the same manner and to the same extent as if this Lease had been executed subsequent to the execution, delivery and recording of such lease, mortgage or deed of trust.

   In the event that a mortgagee, trustee or any other person acquires title or any other interest in the Premises pursuant to the exercise of any remedy provided for in any mortgage or deed of trust exchanged subsequent to the date hereof, Tenant's right of possession shall not be disturbed provided (a) Tenant is not then, and is not in the future, in default under this Lease and (b) Tenant attorns to such title holder. Tenant herein covenants and agrees that upon a mortgage foreclosure or a foreclosure under a deed of trust it will attorn to any mortgagee, trustee, assignee or any purchaser at the foreclosure sale as its Landlord and this Lease shall continue in full force and effect as a direct Lease between Tenant herein and such party upon all terms, conditions and agreements set forth in this Lease.

   The subordination of this Lease to any mortgage or deed of trust now or hereafter placed upon the Premises shall be automatic and self-operative, and no further instrument of subordination shall be necessary. Without limiting such automatic and self-operative subordinations, however, Tenant herein shall, on demand, at anytime or times, execute, acknowledge and deliver to Landlord, or any grantee or assignee of Landlord, any and all instruments that may be necessary or proper to evidence the subordination of this Lease and all rights hereunder to the lien of any such mortgage or deed of trust. If Tenant shall fail at any time to execute, acknowledge and deliver any such subordination instrument within five (5) days after demand, Landlord, or any grantee or assignee of Landlord, in addition to any other remedies available to it in consequence thereof, may execute, acknowledge and deliver the same as the attorney-in-fact of Tenant and in Tenant's name, place and stead, and Tenant hereby irrevocably makes, constitutes and appoints Landlord, its successors and assigns, such attorney-in-fact for that purpose.

   29.    END OF TERM.    Upon the expiration or other termination
of the term of this Lease, Tenant shall quit and surrender to Landlord the Premises, broom clean, in good order and condition, ordinary wear and tear excepted, and Tenant shall remove all its property. All property permitted or required to be removed by Tenant at the end of the term which remains in the Premises after Tenant's removal shall be deemed abandoned and may at the election of the Landlord, either be retained as Landlord's property or may be removed from the Premises by Landlord at Tenant's expense. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of this Lease.

   30. HOLDING OVER. Tenant shall not hold over beyond the expiration or sooner termination of the term of this Lease. If, nevertheless, there be any holding over by Tenant, such shall give rise to a tenancy at the sufferance of the Landlord. Tenant agrees to indemnify and save Landlord harmless against all costs, claims, loss or liability resulting from delay by Tenant in so surrendering the Premises, including, without limitation, any claims made by any succeeding Tenant founded on such delay. The parties recognize and agree that the damage to Landlord resulting form any failure by Tenant to timely surrender possession of the Premises as aforesaid will be extremely substantial, will exceed the amount of the monthly rental theretofore payable hereunder, and will be impossible to accurately measure. Tenant therefore agrees that if possession of the Premises is not surrendered to Landlord within 24 hours after the date of expiration or sooner termination of this Lease, then Tenant shall pay to Landlord for each month and for each portion of any month during which Tenant holds over in the Premises after the expiration or sooner termination of this Lease, a sum equal to two times the aggregate of that portion of the Rent, both Fixed Minimum and Percentage, which was payable under this Lease during the last month of the term hereof. Nothing herein contained shall be deemed to permit Tenant to retain possession of the Premises after the expiration or sooner termination of this Lease. This provision shall survive the termination of this Lease.

   31.    MISCELLANEOUS:

          (a) Authority: The persons who have executed this Lease represent and warrant that they are duly authorized to execute this Lease in their individual or representative capacity as indicated.

          (b) Review of Documents: The parties hereto represent that they have read and understand the terms of this Lease, and that they have sought legal counsel to the extent deemed necessary in order to protect their respective interests.

          (c)  Time: Time is of the essence of this Lease.

          (d) Construction: The words "Landlord" and "Tenant" shall mean respectively all parties Landlord and Tenant, regardless of number, the word "he" shall be synonymous with "she", "it" and "they", the word "his" shall be synonymous with "her", "its", and "their", and words in the singular shall be held to include the plural when the context requires.

          (e) Broker: Tenant shall not be responsible for the payment of any real estate broker's or finder's fees, if any, pertaining to this Lease.

          (f) No Agency Created: Tenant shall have no authority, express or implied, to act as agent of Landlord or any of its affiliates for any purpose. Tenant is, and shall remain, an independent contractor responsible for all obligations and liabilities of, and for all losses or damage to, the JIFFY LUBE SERVICE CENTER to be operated by Tenant including any personal property, equipment, fixtures or real property connected therewith and for all claims or demands based upon damage or destruction of property or based upon injury, illness or death of any person or persons, directly or indirectly, resulting from the operation of said JIFFY LUBE SERVICE CENTER.

          (g) Force Majeure: Whenever a period of time is provided in this Lease for either party to do or perform any act or thing, except the payment of monies, neither party shall be liable or responsible for any delays due to strikes, lockouts, casualties, acts of God, war, governmental regulation or control or other causes beyond the reasonable control of the parties, and in any event, said time period for the performance of an obligation hereunder shall be extended for the amount of time of the delay. This clause shall not, however, apply to nor result in any extension of the term of this Lease.

          (h) Paragraph Headings: Paragraph headings of this Lease are for convenience only and are not to be construed as part of this Lease and shall not be construed as defining or limiting in any way the scope or intent of the provisions hereof.

          (i) Invalidity of a Provision: If any term or provision of this Lease shall to any extent be held invalid or unenforceable, the remaining terms and provisions of this Lease shall be valid and be enforced to the fullest extent permitted by law. However, in the event that any material term of the Lease shall be stricken or declared invalid, Landlord reserves the right to terminate this Lease at its sole option.

          (j) Law Governing: The terms and provisions of the Lease shall be interpreted in accordance with and governed by the laws of the State of Pennsylvania without regard to principles of conflicts of law.

          (k) Entire Agreement: This Lease, shall be deemed to include the entire agreement between the parties hereto and it is agreed that neither Landlord nor anyone acting on its behalf has made any statement, promise, or agreement or taken upon itself any engagement whatsoever, whether verbally or in writing, in conflict with the terms of this Lease, or that in any way modifies, varies, alters, enlarges, or invalidates any of the provisions hereof, or extends the term of this Lease, and that no obligations of the Landlord shall be implied in addition to the obligations herein expressed. This agreement cannot be changed orally, but only by an agreement in writing signed by Landlord and Tenant.

          (l) Parties Bound: The terms of this Lease shall extend to and be binding upon the administrators, executors, representatives, heirs, assigns and successors of the parties to this instrument.

          (m) Notices: All notices to or demands upon the Landlord or Tenant desired or required to be given under any of the provisions hereof shall be in writing. Any notices or demands from the Landlord to the Tenant shall be deemed to have been duly and sufficiently given if a copy thereof has been mailed by United States registered or certified mail, return receipt requested, in an envelope properly stamped and addressed to Tenant at the address set forth on the first page hereof, and a copy simultaneously mailed to the Guarantor, JIFFY LUBE INTERNATIONAL, INC. at 7008 Security Blvd., Baltimore, Maryland 21207. Any notices or demands from the Tenant to the Landlord shall be deemed to have been duly and sufficiently given if mailed by United States registered or certified mail, return receipt requested, in an envelope properly stamped and addressed to the Landlord at the address set forth on the first page hereof. Either party, by notice, may change the address to which notice shall be sent, but all notices mailed to the Tenant at the address of the Premises shall be deemed sufficient.

          (o) Recordation: It is the intention of the parties hereto not to record this Lease. However, should recordation of this Lease be required by applicable law, or any other reason, Tenant and Landlord agree to do so. Additionally, if required by applicable law or any other reason, each party at the request of the other shall execute and acknowledge, so that the same may be recorded, a Short Form Lease or Memorandum of Lease, indicating the Lease term, as well as any other terms necessary for recording. Tenant shall pay all of the costs and expenses of such recordation, including but not limited to any and all recordation taxes, transfer taxes, recordation fees and notary fees.

          (p) Maximum Interest: No provision of this Lease shall require the payment or permit the collection of interest in excess of the maximum permitted by applicable law. If any excess of interest is herein or otherwise provided for, or shall result or be held to result, the provisions of this paragraph shall govern and the Tenant or any guarantor of this Lease shall not be obligated to pay the amount of such interest which is in excess of the maximum amount permitted by applicable law.

          (q) Release of Liability: Except as is otherwise provided for in Paragraph 2 of this Lease, Landlord and Landlord's agents and employees shall not be liable for, and Tenant waives all claims for, loss or damage to Tenant's business or loss of profits or damage to persons or property sustained by Tenant or any person claiming through Tenant resulting from any accident or occupance in or upon the Demised Premises, or any other part of the Center, including, but not limited to, claims for damage resulting from:
(i) any equipment or appurtenances becoming out of repair; (ii) any defect in or failure of plumbing, heating or air conditioning equipment, electric wiring or the installation thereof, gas, water, railings or walks; (iii) broken glass; (iv) the backing up of any sewer pipe or downspout; (v) the bursting, leaking or running of any tank, tub, washstand, water closet, waste pipe, drain or any other pipe or tank in, upon or about the Demised Premises, or any other building or buildings in the Center; (vi) water, snow, or ice being upon or coming through the roof, stairs, doorways, show windows, walks or any other place upon or near the Demised Premises, or otherwise; (vii) the falling of any fixture, plaster, tile or stucco; and (viii) any act of owners of adjacent or contiguous property; (ix) loss of profits. Tenant shall have the benefit of all warranties accruing to the Landlord by reason of construction of the Demised Premises.

          (r)  Execution of Financing or Security Agreements
Prohibited: Except for the financing of Tenant's equipment as is set forth in Exhibit "D", Tenant agrees not to enter into, execute or deliver any financing agreement or security agreement that can be considered as a priority to any mortgage or deed of trust pertaining to the Demised Premises and, in the event Tenant does so execute or deliver such financing agreement or security agreement, such action on the part of Tenant shall be considered a breach of the terms and conditions of this Lease entitling Landlord to such remedies as are provided for herein, including, but not limited to, termination of this Lease. Landlord agrees, upon request, to execute a waiver in favor of Tenant's equipment lender in a form reasonably acceptable to Landlord.

          (s) Transfer of Landlord's Interest: In the event of any transfer or transfers of Landlord's interest in the Premises, the transferor shall be automatically relieved of any and all obligations on the part of Landlord accruing from and after the date of such transfer, provided that (i) the interest of the transferor, as Landlord, in any funds then in the hands of Landlord in which Tenant has an interest shall be turned over, subject to such interest, to the then transferee; and (ii) notice of such sale, transfer or Lease shall be delivered to Tenant as required by law.

          (t) Mortgagee Protection: Tenant agrees to give any mortgagee(s), by certified or registered mail, a copy of any Notice of Default served upon the Landlord, provided that prior to such notice, Tenant has been notified, in writing of the address of such mortgagee(s). Tenant further agrees that if Landlord shall have failed to cure such default within the time provided for in this Lease, then the mortgagee(s) shall have an additional thirty (30) days within which to cure such default or if such default cannot be cured within that time, then such additional time as may be necessary if within such thirty (30) days, any mortgagee has commenced and is diligently pursuing the remedies necessary to cure such default, (including, but not limited to, commencement of foreclosure proceedings, if necessary, to effect such cure) in which event this Lease shall not be terminated while such remedies are being so diligently pursued.

          (u) Landlord's Mortgagee's Approval of this Lease: If Landlord's mortgagee will approve this Lease only upon the basis of modification of the terms and provisions of this Lease, other than those provisions relating to the size and location of the Demised Premises, the amount of rent and charges payable hereunder and the use for which Tenant is permitted to operate the Demised Premises, Landlord shall have the right to cancel this Lease if Tenant refuses to approve in writing any such modifications within thirty
(30) days after Landlord's request therefor, which request may not be made later than forty-five (45) days after the delivery of possession of the Demised Premises to Tenant. If such right to cancel is exercised, this Lease shall thereafter be null and void, and neither party shall have any liability to the other by reason of such cancellation.

          (v) Conduct of Business by Tenant: Tenant will occupy the Premises pursuant to the terms of this Lease and thereafter, except when and to the extent that the Premises are untenantable by reason of damage or fire or other casualty, continuously operate and conduct in 100% of the Premises during each hour of the entire lease term when Tenant is required under this Lease to be open for business the business permitted under Section 8 hereof, in the name herein set forth, with a full staff and full stock of merchandise.

          (w) Liability of Landlord: If landlord shall fail to perform any covenant, term or condition of this Lease upon Landlord's part to be performed, and if as a consequence of such default Tenant shall recover a money judgment against Landlord, such judgment shall be satisfied only out of the proceeds of sale received upon execution of such judgment and levied thereon against the right, title and interest of Landlord in Landlord's tract and out of rents or other income from such property receivable by Landlord, or out of the consideration received by Landlord from the sale or other disposition of all or any part of Landlord's right, title and in Landlord's tract, and Landlord shall not be liable for any deficiency.

IN WITNESS WHEREOF, the parties have hereunto set their hands and seals the day and year first above written.

WITNESS:                      LANDLORD:

__________________________    /s/ Lewis J. Stowe, III
                              Lewis J. Stowe, III


                              TENANT:
                              JIFFY LUBE OF PENNSYLVANIA, INC.

ATTEST:
_______________________       By:_________________________________

(Corporate Seal)

                         EXIBIT 10 (t)

              ASSIGNMENT AND ASSUMPTION AGREEMENT

   THIS ASSIGNMENT AND ASSUMPTION AGREEMENT (the "Assignment") is made as of the 21st day of January, 1997 between GERMANTOWN ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership ("Assignor"), and GERMANTOWN ASSOCIATES, INC. ("Assignee"), an Illinois corporation.

                          Background:

   A. Pursuant to a certain Agreement of Sale dated on even date herewith, between Assignor and Assignee (the "Agreement"), Assignor is selling to Assignee, who is buying from Assignor, that certain real property, together with all buildings and improvements located thereon, located at 12-14 West Germantown Pike, East Norriton, County of Montgomery, Pennsylvania (the "Premises"). All terms not otherwise defined herein shall have the same meanings as in the Agreement.

   B. In connection with said sale and purchase, Assignor desires to assign and set over to Assignee all of Assignor's right, title and interest in and to : (i) any and all licenses, permits, certificates, warranties or similar documents relating to the Premises (collectively, the "Contracts and Agreements"); (ii) the Leases relating to the Premises, a schedule of which Leases is attached hereto as Exhibit A (collectively referred to as the "Leases"), including, without limitation, all of the Assignor's right, title and interest in and to any rents therefrom; and (iii) all other intangible property constituting part of the Premises (the "Intangible Property").

          NOW, THEREFORE, intending to be legally bound hereby, in consideration of the conveyance of the Premises to Assignee and the Purchase Price paid therefor, the parties hereto agree as follows:

          1. Assignment. Assignor hereby grants, sells, transfers, conveys and assigns and sets over unto Assignee, which Assignee accepts from Assignor, effective from and after the date hereof, all of Assignor's right, title and interest in and to the Contracts and Agreements, the Leases and the Intangible Property, in "as is where is" condition and without recourse, except as provided in Section 2 herein.

          2. No Representation or Warranty. Assignee hereby acknowledges that Assignor makes no representation, guaranty or warranty with respect to this Assignment or the Contracts and Agreements, Leases or Intangible Property except as follows: (a) Assignor has all necessary power and authority to execute and deliver this Assignment; and (b) Assignor has done no act to encumber or otherwise assign or transfer the Contracts and Agreements, the Leases or Intangible Property.

          3. Assumption by Buyer. Assignee does hereby acknowledge receipt of the Contracts and Agreements, the Leases and the Intangible Property, and hereby agrees to perform all of the duties and satisfy all of the obligations of Assignor from and after the date hereof.

          4. Counterparts. This Assignment may be executed in two or more counterparts, each of which shall be deemed and original, but all of which together shall constitute one and the same instrument.

          5. Heirs/Successors. This Assignment shall inure to the benefit of and be binding upon the respective representatives, successors and assigns of the parties hereto.

          6. Governing Law. This Assignment shall be construed and enforced in accordance with the laws of the Commonwealth of Pennsylvania.

          7. Indemnification. Assignor shall defend, protect, indemnify and save harmless Assignee from and against any and all liabilities, suits, actions, losses, claims, damages, reasonable costs and expenses, including without limitation reasonable counsel fees, suffered or incurred by Assignee resulting from any failure by Assignor to observe or perform any of its agreements or obligations hereunder, or under the Contracts and Agreements, Leases and Intangible Property prior to the date hereof during the period of Assignor's ownership of the Premises. Assignee shall defend, protect, indemnify and save harmless Assignor from and against any and all liabilities, suits, actions, losses, claims, damages, reasonable costs and expenses, including without limitation reasonable counsel fees, suffered or incurred by Assignor resulting from any failure by Assignee to observe or perform any of its agreements or obligations hereunder, or under the Contracts and Agreements, Leases and Intangible Property on or after the date hereof.

          IN WITNESS WHEREOF, and intending to be legally bound hereby, the undersigned have duly executed this Assignment of Assumption Agreement as of the date and year first above written.

                              ASSIGNOR:

WITNESS:                      GERMANTOWN ASSOCIATES LIMITED
                              PARTNERSHIP, a Delaware limited
                              partnership

                                   By: Germantown Realty Corp., its
                                   General Partner

_____________                 By: /s/ Theodore Sannella
                                   Name: Theodore Sannella
                                   Its: Vice President

                              ASSIGNEE:

ATTEST:                       GERMANTOWN ASSOCIATES, INC., an
                              Illinois corporation


____________                  By: /s/ James L. Brault

                                   Its: Vice President

                        EXHIBIT "A"

                       SCHEDULE OF LEASES

1. Lease dated September 25, 1986, by and between Lewis J. Stowe,
III, and The Firestone Tire & Rubber Company, now known as
Bridgestone/Firestone, Inc., as amended.

2. Lease dated June 11, 1986, by and between Lewis J. Stowe, III, and Jiffy Lube of Pennsylvania, Inc., as amended.

                           Exhibit 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration
Statement No. 333-03899 of Brauvin Net Lease V, Inc. on Form S-3 of our report dated February 10, 1997 (February 20, 1997 as to Note 5) appearing in the Annual Report on Form 10-KSB for the year ended
December 31, 1996 as originally filed March 31, 1997.



/s/DELOITTE & TOUCHE LLP

Chicago, Illinois
June 19, 1997