Form 10QSB
period 1997-06-30
BRAUVIN NET LEASE V INC
filed 1997-08-14
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

   For the quarterly period ended   June 30, 1997

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

As of August 14, 1997, the registrant had           shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .



                              INDEX


                 PART I - FINANCIAL INFORMATION
                                                                  Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at June 30, 1997. . . . . . . . . 4

        Consolidated Statements of Operations, for the
        six months ended June 30, 1997 and 1996. . . . . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended June 30, 1997 and 1996. . . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1997 and 1996. . . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  15

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .19

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .19

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .19

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .19

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .20

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21






                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 1997, Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996 and Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1996 Annual Report on Form 10-KSB.
















                                   CONSOLIDATED BALANCE SHEET
                                         (Unaudited)

                                                June 30,
                                                  1997

ASSETS
Investment in real estate, at cost:
  Land                                         $3,977,071
  Buildings                                     7,538,726
                                               11,515,797
  Less accumulated depreciation                  (332,305)
Net investment in real estate                  11,183,492
Cash and cash equivalents                         305,705
Organization costs (net of
  accumulated amortization of
  $23,333)                                         11,667
Deferred rent receivable                          136,726
Prepaid expenses and deferred
  acquisition costs                                12,975
Total Assets                                  $11,650,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                     $   11,529
Rents received in advance                          68,351
Due to affiliates                                  55,231
Total Liabilities                                 135,111
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,290,400 shares issued
  and outstanding                                  12,904
Additional paid-in capital                     11,642,508
Retained deficit                                 (139,958)
Total Stockholders' Equity                     11,515,454
Total Liabilities and Stockholders'
  Equity                                      $11,650,565



         See notes to consolidated financial statements.


              CONSOLIDATED STATEMENTS OF OPERATIONS
         For the six months ended June 30, 1997 and 1996
                          (Unaudited)

                                             1997         1996
INCOME
Rental                                    $ 658,264   $ 481,795
Interest and other                           21,785      85,435

  Total income                              680,049     567,230

EXPENSES
Directors fees                               11,144      11,998
Advisory fees                                87,501      38,590
Management fees                               6,488       4,667
General and administrative                   49,951      63,967
Acquisition costs                            38,345      30,902
Depreciation and amortization                93,249      71,980

  Total expenses                            286,678     222,104
Net Income                                $ 393,371    $345,126
Net Income Per Share
  (based on average shares
  outstanding of 1,285,578
  and 1,268,347, respectively
  for the six months ended
  June 30, 1997 and 1996)                 $   0.31     $   0.27






        See notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended June 30, 1997 and 1996
                          (Unaudited)

                                            1997         1996
INCOME
Rental                                    $ 336,659   $ 253,565
Interest and other                            3,471      44,251

  Total income                              340,130     297,816

EXPENSES
Directors fees                                4,143       4,999
Advisory fees                                43,751      19,542
Management fees                               3,102       2,536
General and administrative                   28,253      47,636
Acquisition costs                             6,967          88
Depreciation and amortization                49,042      37,819

  Total expenses                            135,258     112,620
Net Income                                $ 204,872   $ 185,196
Net Income Per Share
  (based on average shares
  outstanding of 1,271,171
  and 1,302,088, respectively
  for the three months ended
  June 30, 1997 and 1996)                $    0.16    $   0.14



         See notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the six months ended June 30, 1997 and 1996
                          (Unaudited)

                                                       1997      1996
Cash Flows From Operating Activities:
Net income                                        $  393,371  $  345,126
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                     3,500       3,500
Depreciation                                          89,749      68,480
Acquisition costs charged off                         38,345      30,902
Increase in deferred rent receivables                (52,162)    (42,282)
Decrease in prepaid expenses and
  deferred acquisition costs                           3,001       4,998
Decrease in tenant receivables                           378          --
Decrease in accounts payable and
  accrued expenses                                   (10,255)     (6,500)
Increase (decrease)in due to affiliates                1,298         (20)
Increase in rent received
  in advance                                          18,778       8,550
Net cash provided by operating
  activities                                         486,003     412,754

Cash Flows From Investing Activities:
Purchase of properties                            (1,530,753) (1,455,560)
Acquisition costs                                         --     (42,572)
Cash used in investing activities                 (1,530,753) (1,498,132)

Cash Flows From Financing Activities:
Issuance of stock                                     70,756   1,353,714
Selling commissions and other
  offering costs                                    (163,260)   (120,519)
Dividends                                           (453,551)   (412,353)
Liquidations                                        (128,590)         --
Net cash (used in) provided by
  financing activities                              (674,645)    820,842

Net decrease in cash
  and cash equivalents                            (1,719,395)   (264,536)
Cash and cash equivalents at
  beginning of period                              2,025,100   3,058,504
Cash and cash equivalents at
  end of period                                   $  305,705 $ 2,793,968

Supplemental Cash Flow Information:
In 1997, Purchase of properties is net of $36,351 of acquisition costs paid in 1996 and reclassified to land and building in 1997 in conjunction with the acquisition of the related properties.

           See notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; and a Jiffy Lube and Firestone facility during the quarter ended March 31, 1997.

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 1997, the Fund had sold 1,303,260 shares and the gross proceeds raised were $13,393,343, net of liquidations of $289,340, including $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.




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

     In 1995, the Fund adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1997, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expense; rents received in advance; and due to affiliates.

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






  Fees, commissions and other expenses incurred and payable to the Advisor or (refunded) from the Advisor or its affiliates for the six months ended June 30, 1997, and 1996 were as follows:
                                   1997               1996
Selling commissions            $128,924            $ 76,214
Due diligence fees                 (179)             11,820
Advisory fees                    87,501              38,590
Dividend
 reinvestment fees                  735                 844
Management fees                   6,489               4,667
Nonaccountable fees               1,769              32,485
Acquisition fees
  and expenses                   24,553             116,750
                              $ 249,792           $ 281,370

  As of June 30, 1997 the Fund had made all payments to affiliates except for $53,913 for advisory fees and $1,318 for management fees.

  Selling commissions as of June 30, 1997 is net of a $137,666 reimbursement to the Advisor. The reimbursement represents costs incurred by the Advisor, that related to the offering.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

  Declaration               Record         Payment       Dividend
    Date(a)                  Dates          Date         Rate (b)       Amount
            5/4/95      1/1/95-3/31/95    5/15/95       .01370 %      $ 78,681
            8/3/95      4/1/95-6/30/95    8/15/95       .01781         136,467
           11/2/95      7/1/95-9/30/95   11/15/95       .01918         169,235
           1/25/96    10/1/95-12/31/95    2/15/96       .01918         196,106
            5/2/96      1/1/96-3/31/96    5/15/96       .01918         216,247
            8/1/96      4/1/96-6/30/96    8/15/96       .01918         227,068
          10/31/96      7/1/96-9/30/96   11/15/96       .01918         229,532
           1/31/97    10/1/96-12/31/96    2/15/97       .01918         229,517
            5/8/97      1/1/97-3/31/97    5/15/97       .01918         224,034
            8/7/97      4/1/97-6/30/97    8/15/97       .01918         224,907
(a) Dividends were declared on a daily basis.
(b) The dividend rate is presented on a per day basis.

  In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

  The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 500,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At June 30, 1997, there were approximately 32,766 shares purchased through the Reinvestment Plan and approximately, 28,934 shares liquidated.

(4)   Subsequent Events

  On August 7, 1997, the Fund declared an ordinary income dividend on a per share basis of $0.001918 per day for each day investors were admitted between April 1, 1997 and June 30, 1997. The dividend aggregated $224,907 payable to stockholders of record on June 30, 1997 and will be paid on August 15, 1997.










Item 2.   Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

     As of June 30, 1997, the Fund had received $11,851,730 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the prospectus and liquidations of $289,340. The Fund acquired one property during the year ended December 31, 1994 for $900,000 plus closing costs, acquired five properties during the year ended December 31, 1995 for $6,511,400 plus closing costs and acquired two properties during the year ended December 31, 1996 for $2,025,000 plus closing costs. On February 20, 1997, effective as of January 20, 1997, the Fund purchased a property leased to Bridgestone/Firestone Inc. and to Jiffy Lube International of Maryland, Inc. for $1,450,000 plus closing costs.

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



Cash Flows

     During the six months ended June 30, 1997, cash provided by operating activities was $486,003 relating to property operations. Cash flows from investing activities of $1,530,753 related to the acquisition of one property, as discussed above. Cash flows used in financing activities were $674,645 relating principally to dividends paid and liquidations. The Fund anticipates that operating activities will continue to provide sources of cash.

     The Fund's cash flows during the six months ended June 30, 1996 resulted principally from financing activities relating to the issuance of stock, which generated $1,353,714 less costs related thereto such as selling commissions and other costs aggregating $120,519 and dividends to stockholders of $412,353. Cash flows provided by operating activities were $412,754 due principally to cash generated from property operations. Cash flows used in investing activities were $1,498,132 relating principally to the acquisition of the Pier 1 Imports property purchased during the six months ended June 30, 1996.

Results of Operations - Six months ended June 30, 1997 and 1996.
     (Amounts rounded to nearest $000's)

     The Fund generated net income of $393,000 for the six months ended June 30, 1997 as compared to net income of $345,000 for the same six month period in 1996.

     Total income for the six months ended June 30, 1997 was $680,000 as compared to $567,000 for the same six month period in 1996, an increase of $113,000. The $113,000 increase resulted primarily from additional rental income received from the nine properties held during the six months ended June 30, 1997 as compared to seven properties held during the same six month period in 1996.

     For the six months ended June 30, 1997 total expenses were $287,000 as compared to $222,000 for the same six month period in 1996, an increase of $65,000. The increase was due primarily to advisory fees increasing approximately $49,000. Pursuant to the terms of the Advisory Agreement, following the termination of the offering on February 25, 1996, the Advisor was entitled to an annual advisory fee, payable monthly, in an amount equal to the greater of: (i) .60% of gross proceeds, or (ii) $175,000. Accordingly, the Advisory fee is $175,000 annualy. Other expenses have increased such as depreciation in the amount of $21,000 due to the increased number of properties which were held for the six months ended June 30, 1997 as compared to the same six month period in 1996.

     The On The Border Restaurant, located in Stafford, Texas,
discontinued its operations on May 29, 1996.   Brinker Texas, L.P.,
the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and cooperate with the Fund to cause the property to be reoccupied. Moreover, the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel. The damages will be paid to On the Border Corporation. The Fund will be compensated with an adjacent piece of land owned by On The Border Corporation. The Fund is working with Brinker International, in order to locate a subtenant for this location. The Fund does not currently anticipate that this situation will adversely affect the Funds's cash flow, as rent is currently paid on the lease.

     Country Harvest Buffet in Lynnwood, Washington closed in mid-June as a result of new competition from a new and larger buffet restaurant opening in the immediate area. They continue to pay their rent on a timely basis and The Fund is in the process of finalizing the terms of a sublease for a new operator for this location. Under the terms of the sublease, Country Harvest Buffet will remain on the lease.

Results of Operations - Three months ended June 30, 1997 and 1996.
     (Amounts rounded to nearest $000's)


     The Fund generated net income of $205,000 for the three months ended June 30, 1997 as compared to net income of $185,000 for the same three month period in 1996.

     Total income for the three months ended June 30, 1997 was $340,000 as compared to $298,000 for the same three month period in 1996, an increase of $42,000. The $42,000 increase resulted primarily from additional rental income received from the nine properties held during the three months ended June 30, 1997 as compared to seven properties held during the same three month period in 1996.

     For the three months ended June 30, 1997 total expenses were $135,000 as compared to $113,000 for the same three month period in 1996, an increase of $22,000. The increase was due primarily to advisory fees increasing approximately $24,000. Pursuant to the terms of the Advisory Agreement, following the termination of the offering on February 25, 1996, the Advisor was entitled to an annual advisory fee, payable monthly, in an amount equal to the greater of: (i) .60% of gross proceeds, or (ii) $175,000. Accordingly, the Advisory fee is $175,000 annualy.









                  PART II - OTHER INFORMATION


  ITEM 1.  Legal Proceedings.

           None.

  ITEM 2.  Changes in Securities.

           None.

  ITEM 3.  Defaults Upon Senior Securities.

           None.

  ITEM 4.  Submission of Matters to a Vote of Security Holders.

           (a) The Fund held an annual meeting of Stockholders on June 12, 1997.

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

           1.   Election of Directors:

                By Nominee                Votes For  Votes Withheld
                Jerome J. Brault             673,620.597     11,300.000
                James L. Brault              673,620.597     11,300.000
                Jeff A. Jacobson             673,620.597     11,300.000
                Gregory S. Kobus             673,620.597     11,300.000
                Kenneth S. Nelson            673,620.597     11,300.000
                Hugh K. Zwieg                673,620.597     11,300.000



           2.   Ratification of Auditors

                The Board of Directors has approved and the stockholders have ratified the selection of Deloitte & Touche LLP, independent public accountants, as auditors of the Fund for the year ended December 31, 1997.

                 Votes For          Votes Against      Abstentions
                667,058.386            3,500            14,362.211

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


               DATE: August 14, 1997


               BY:   /s/ B. Allen Aynessazian
                     B. Allen Aynessazian
                     Chief Financial Officer


               DATE: August 14, 1997