Form 10QSB
period 1997-09-30
BRAUVIN NET LEASE V INC
filed 1997-11-14
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

   For the quarterly period ended      September 30, 1997

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

As of November 14, 1997, the registrant had 1,286,777 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .



                              INDEX


                 PART I - FINANCIAL INFORMATION
                                                         Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at September 30, 1997 . . . . . . 4

        Consolidated Statements of Operations, for the
        nine months ended September 30, 1997 and 1996. . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended September 30, 1997 and 1996 . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1997 and 1996. . . . . . . . 7

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

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .19

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .19

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .19

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .19

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .19

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20






                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of September 30, 1997, Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1996 Annual Report on Form 10-KSB.





























                                   CONSOLIDATED BALANCE SHEET
                                           (Unaudited)

                                            September 30,
                                                1997

ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,980,765
  Buildings                                     7,547,677
                                               11,528,442
  Less accumulated depreciation                  (379,282)
Net investment in real estate                  11,149,160
Cash and cash equivalents                         295,980
Organization costs (net of
  accumulated amortization of
  $25,083)                                          9,917
Deferred rent receivable                          162,775
Prepaid expenses                                    4,108
Total Assets                                  $11,621,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    13,829
Rents received in advance                          76,776
Due to affiliates                                  54,745
Total Liabilities                                 145,350
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,777 shares issued
  and outstanding                                  12,868
Additional paid-in capital                     11,605,417
Retained deficit                                 (141,695)
Total Stockholders' Equity                     11,476,590
Total Liabilities and Stockholders'
  Equity                                      $11,621,940



         See notes to consolidated financial statements.



              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the nine months ended September 30, 1997 and 1996
                          (Unaudited)

                                             1997         1996
INCOME
Rental                                    $ 994,916   $ 750,274
Interest and other                           24,842     118,364

  Total income                            1,019,758     868,638

EXPENSES
Directors fees                               15,225      16,999
Advisory fees                               131,251     114,631
Management fees                               9,321       6,799
General and administrative                   72,232      78,748
Acquisition costs                            33,211      38,306
Depreciation and amortization               141,977     111,632

  Total expenses                            403,217     367,115
Net Income                                $ 616,541   $ 501,523
Net Income Per Share
  (based on average shares
  outstanding of 1,281,966
  and 1,285,956, respectively
  for the nine months ended
  September 30, 1997 and 1996)           $     .48     $    .39






        See notes to consolidated financial statements.


              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months ended September 30, 1997 and 1996
                          (Unaudited)

                                           1997          1996
INCOME
Rental                                    $ 336,652   $ 268,479
Interest and other                            3,057      32,929

  Total income                              339,709     301,408

EXPENSES
Directors fees                                4,081       5,001
Advisory fees                                43,750      76,041
Management fees                               2,833       2,132
General and administrative                   22,281      14,781
Acquisition costs                           (5,134)       7,404
Depreciation and amortization                48,728      39,652

  Total expenses                            116,539     145,011
Net Income                                $ 223,170   $ 156,397
Net Income Per Share
  (based on average shares
  outstanding of 1,292,093
  and 1,303,308, respectively
  for the three months ended
  September 30, 1997 and 1996)            $    .17    $    .12





                  See notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended September 30, 1997 and 1996
                          (Unaudited)

                                                      1997        1996
Cash Flows From Operating Activities:
Net income                                         $ 616,541   $ 501,523
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                     5,251       5,250
Depreciation                                         136,726     106,382
Acquisition costs charged off                         33,211      38,306
Increase in deferred rent receivables                (78,211)    (63,423)
(Increase) decrease in prepaid expenses
  and deferred acquisition costs                      (1,107)      5,999
Decrease (increase)in tenant receivables                 378      (6,369)
Decrease in accounts payable and
  accrued expenses                                    (7,955)       (500)
Increase in due to affiliates                            812      56,538
Increase (decrease) in rent received
  in advance                                          27,203      (7,000)
Net cash provided by operating
  activities                                         732,849     636,706

Cash Flows From Investing Activities:
Purchase of properties                            (1,525,289) (1,456,083)
Acquisition costs                                         --     (95,328)
Cash used in investing activities                 (1,525,289) (1,551,411)

Cash Flows From Financing Activities:
Issuance of stock                                    106,522   1,408,735
Selling commissions and other
  offering costs                                    (164,154)   (124,287)
Dividends                                           (678,458)   (639,421)
Liquidations                                        (200,590)    (96,750)
Net cash (used in) provided by
  financing activities                              (936,680)    548,277

Net decrease in cash
  and cash equivalents                            (1,729,120)   (366,428)
Cash and cash equivalents at
  beginning of period                              2,025,100   3,058,504
Cash and cash equivalents at
  end of period                                   $  295,980 $ 2,692,076

Supplemental Cash Flow Information:
In 1997, Purchase of properties is net of $54,460 of acquisition costs paid in 1996 and reclassified to land and building in 1997 in conjunction with the acquisition of the related properties.

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

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At September 30, 1997, the Fund had sold 1,286,777 shares and the gross proceeds raised were $13,429,110, net of liquidations of $361,340, including $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.




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

     Federal Income Taxes

     For the year ending December 31, 1997, the Fund intends to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. Accordingly, no provision has been made for Federal income taxes in the financial statements.

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

     In 1995, the Fund adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 1997, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

  Pursuant to the terms of the Advisory Agreement, the Advisor was entitled to an annual advisory fee, payable monthly, in an amount equal to 0.60% of the gross proceeds during the offering. Following the termination of the offering, an amount equal to the greater of:
(i) 0.60% of gross proceeds, or (ii) $175,000.

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

















  Fees, commissions and other expenses incurred and payable to the Advisor or (refunded) from the Advisor or its affiliates for the nine months ended September 30, 1997, and 1996 were as follows:

                                  1997                1996

Selling commissions            $128,130             $78,652
Due diligence fees                 (615)             12,042
Advisory fees                   131,251             114,631
Dividend
 reinvestment fees                1,096               1,291
Management fees                   9,321               6,799
Nonaccountable fees               2,663              35,218
Acquisition fees
  and expenses                   22,591             164,625
                              $ 294,437           $ 413,258

  As of September 30, 1997 the Fund had made all payments to affiliates except for $53,914 for advisory fees and $831 for management fees.

(3)  DIVIDENDS

Below is a table summarizing the dividends declared:

  Declaration          Record         Payment        Dividend
    Date(a)            Dates           Date           Rate (b)     Amount
  5/2/96            1/1/96-3/31/96     5/15/96       .01918%     $216,247
  8/1/96            4/1/96-6/30/96     8/15/96       .01918       227,068
  10/31/96          7/1/96-9/30/96    11/15/96       .01918       229,532
  1/31/97         10/1/96-12/31/96     2/15/97       .01918       229,517
  5/8/97            1/1/97-3/31/97     5/15/97       .01918       224,034
  8/7/97            4/1/97-6/30/97     8/15/97       .01918       224,907
  11/6/97           7/1/97-9/30/97    11/15/97       .01918       227,039

(a) Dividends were declared on a daily basis.
(b) The dividend rate is presented on a per day basis.

  In order to qualify as a REIT, the Fund is required to distribute dividends to its stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

  The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 500,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At September 30, 1997, there were approximately 36,343 shares purchased through the Reinvestment Plan and approximately, 36,134 shares liquidated.

(4)   Subsequent Events

On November 6, 1997, the Fund declared an ordinary income cash dividend on a daily basis of 0.01918% (7.0% annualized) for each day commencing July 1, 1997 through September 30, 1997 to holders of record of the Fund's common stock as of the close of business on each respective date. The dividend aggregated $227,039 and will be paid on November 15, 1997.











Item 2.   Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

     As of September 30, 1997, the Fund had received $11,814,601 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the prospectus and liquidations of $361,340. The Fund acquired one property during the year ended December 31, 1994 for $900,000 plus closing costs, acquired five properties during the year ended December 31, 1995 for $6,511,400 plus closing costs and acquired two properties during the year ended December 31, 1996 for $2,025,000 plus closing costs. On February 20, 1997, effective as of January 20, 1997, the Fund purchased a property leased to Bridgestone/Firestone Inc. and to Jiffy Lube International of Maryland, Inc. for $1,450,000 plus closing costs.

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






Cash Flows

     During the nine months ended September 30, 1997, cash provided by operating activities was $732,849 relating to property operations. Cash flows used in investing activities of $1,525,289 related to the acquisition of one property, as discussed above. Cash flows used in financing activities were $936,680 relating to offering costs, dividends paid and liquidations. The Fund anticipates that operating activities will continue to provide sources of cash.

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

Results of Operations -Nine months ended September 30, 1997 and
1996.  (Amounts rounded to nearest $000's)

     The Fund generated net income of $617,000 for the nine months ended September 30, 1997 as compared to net income of $502,000 for the same nine month period in 1996.

     Total income for the nine months ended September 30, 1997 was $1,020,000 as compared to $869,000 for the same nine month period in 1996, an increase of $151,000. The $151,000 increase resulted primarily from additional rental income received from the nine properties held during the nine months ended September 30, 1997 as compared to seven properties held during the same nine month period in 1996.

     For the nine months ended September 30, 1997 total expenses were $403,000 as compared to $367,000 for the same nine month period in 1996, an increase of $36,000. The increase was due primarily to an increase in depreciation in the amount of $30,000 due to the increased number of properties which were held for the nine months ended September 30, 1997 as compared to the same nine month period in 1996. Other expenses, such as advisory fees increased approximately $17,000. Pursuant to the terms of the Advisory Agreement, following the termination of the offering on February
25, 1996, the Advisor was entitled to an annual advisory fee, payable monthly, in an amount equal to the greater of: (i) .60% of gross proceeds, or (ii) $175,000. Accordingly, the Advisory fee is $175,000 annually.

     The On The Border Restaurant, located in Stafford, Texas,
discontinued its operations on May 29, 1996.   Brinker Texas, L.P.,
the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and cooperate with the Fund to cause the property to be reoccupied. Moreover, the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel. The damages will be paid to On the Border Corporation. The Fund will be compensated with an adjacent piece of land owned by On The Border Corporation. The Fund is working with Brinker International, in order to locate a subtenant for this location. Potential subtenants are waiting for the location of new parking, which should be resolved in the fourth quarter of 1997. The Fund does not currently anticipate that this situation will adversely affect the Funds's cash flow, as rent is currently paid on the lease.

     Country Harvest Buffet in Lynnwood, Washington closed in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. The tenant continues to pay its rent on a timely basis. The Fund has approved a new subtenant and is in the process of finalizing the terms of the sublease. Under the terms of the sublease, Country Harvest Buffet will remain on the lease.









Results of Operations - Three months ended September 30, 1997 and
1996.  (Amounts rounded to nearest $000's)


     The Fund generated net income of $223,000 for the three months ended September 30, 1997 as compared to net income of $156,000 for the same three month period in 1996.

     Total income for the three months ended September 30, 1997 was $340,000 as compared to $301,000 for the same three month period in 1996, an increase of $39,000. The $39,000 increase resulted primarily from additional rental income received from the nine properties held during the three months ended September 30, 1997 as compared to seven properties held during the same three month period in 1996.

     For the three months ended September 30, 1997 total expenses were $117,000 as compared to $145,000 for the same three month period in 1996, a decrease of $28,000. The decrease was due primarily to advisory fees decreasing approximately $32,000. This variance was caused by a third quarter adjustment made in 1996 to increase the accrual of advisory fees consistent with terms of the advisory agreement. Pursuant to the terms of the Advisory Agreement, following the termination of the offering on February 25, 1996, the Advisor was entitled to an annual advisory fee, payable monthly, in an amount equal to the greater of: (i) .60% of gross proceeds, or
(ii) $175,000.  Accordingly, the Advisory fee is $175,000 annually.


















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


               DATE: November 14, 1997


               BY:   /s/ B. Allen Aynessazian
                     B. Allen Aynessazian
                     Chief Financial Officer


               DATE: November 14, 1997