Form 10KSB
period 1997-12-31
BRAUVIN NET LEASE V INC
filed 1998-04-03
CIK 913762

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of  1934.

   For the fiscal year ended   December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the transition period from       N/A     to     N/A


   Commission File Number 0-28332


                     BRAUVIN NET LEASE V, INC.
       (Name of small business issuer as specified in its charter)


              Maryland                        36-3913066
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)        Identification No.)


   30 North LaSalle Street, Chicago, Illinois         60602
    (Address of principal executive offices)        (Zip Code)


                        (312) 759-7660
         (Issuer's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
   Title of each class                   which registered
         None                                   N/A


   Securities registered pursuant to Section 12(g)of the Act:

            Common Stock, par value - $.01 per share
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X
No        .

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,359,923.

The aggregate market value of the Common Stock held by non-affiliates as of March 30, 1998 was $12,751,691. As of March 30,
1998, the registrant had 1,275,169 shares of Common Stock outstanding.

Transitional small business disclosure formate (check one)
Yes ___ No  X .

                      BRAUVIN NET LEASE V, INC.
                  1997 FORM 10-KSB ANNUAL REPORT

                              INDEX

                              PART I
                                                              Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 9

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                             PART II
Item 5. Market for Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . . . .  10

Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  12

Item 7. Consolidated Financial Statements. . . . . . . . . . . . .  16

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .  16

                             PART III
Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of
        the Exchange Act . . . . . . . . . . . . . . . . . . . . .  18

Item 10.Executive Compensation . . . . . 22

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .  23

Item 12.Certain Relationships and Related Transactions . . . . .  23

Item 13.Exhibits and Reports on Form 8-K . . . . . . . . . . . .  25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              PART I

Item 1. Description of Business.

General

  Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has intended to acquire properties which are leased to creditworthy corporate operators of nationally or regionally established businesses, primarily in the retail and family restaurant sectors. Substantially all of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired one property during the year ended December 31, 1994, five properties during the year ended December 31, 1995, two properties during the year ended December 31, 1996 and one property during the year ended December 31, 1997. See Item 2, "Description of Properties."

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan is available for those stockholders who wish to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 1997, the Fund had outstanding 1,290,269 shares and the gross proceeds raised were $13,264,021, net of liquidations of $361,340, including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

  The Fund's structure and business were designed to provide stockholders: (1) cash distributions beginning in the first quarter of operations in amounts that exceed taxable income, and in no event less than 95% of the Fund's taxable income, given the non-cash nature of depreciation expense and the REIT qualification requirements; (2) preservation of capital, through acquisition of well located properties with leases on a long term "triple net" basis to creditworthy corporate tenants; (3)increased income and protection against inflation, through leases with mandatory rent escalation clauses; and (4) capital appreciation, through the potential increase in value of the properties. There can be no assurance that the foregoing objectives will be achieved.

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

Market Conditions/Competition

  Prior to the acquisition of the Fund's properties the Fund had competed with many other entities engaged in real estate investment activities to acquire property, some of which had greater resources than the Fund. In addition, the number of entities and the amount of funds available for investment in properties of a type suitable for investment by the Fund may have resulted in increased competition for such investments and possibly increased the prices paid therefor.

  As it is anticipated that the leases at the Fund's properties will entitle the Fund to participate in gross receipts of lessees above fixed minimum amounts, the success of the Fund will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities. The Fund's business is not seasonal.

Item 2. Description of Properties.

Country Harvest Buffet Restaurant

  On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property is leased to Country Harvest Buffet Restaurants, Inc. under a triple net twenty-year lease, with two ten-year extension options. The lease requires a minimum base rent each month in the amount of $8,438 plus periodic increases beginning in the sixth lease year. The tenant discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. The tenant continued to pay its rent on a timely basis through the end of 1997. The Fund has approved a new subtenant and is in the process of finalizing the terms of the sublease. Subsequent to December 31, 1997 Country Harvest Buffet Restaurants, Inc. filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. Country Harvest Buffet has not notified the Fund of its intentions to either accept or reject this lease.

On The Border Restaurant

  On January 9, 1995, the Fund purchased an 8,200 square foot building and the underlying land which was occupied by an On The Border restaurant (the "OTB Property") located in Stafford, Texas (metropolitan Houston), from an unaffiliated party, for $1,340,000 plus closing costs. The OTB Property is leased to On The Border Corporation, a subsidiary of On The Border Cafes, Inc., under a triple net, initial fifteen-year lease with two five-year extension options which is guaranteed by Brinker Restaurant Corporation, an affiliate of On The Border Cafes, Inc. The lease requires a minimum base rent each month in the amount of $12,292 plus periodic increases beginning in the sixth lease year. The tenant of the OTB Property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and cooperate with the Fund to cause the property to be reoccupied. Moreover, the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel. The damages will be paid to HMG/Courtland Properties (the "Developer"). The Fund will be compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease.

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

Pier 1 Imports

  On May 3, 1996, the Company purchased the land and a 10,834 square foot building underlying a Pier 1 Imports store (the "Pier
1 Property"), located in Sioux Falls, South Dakota from P. One Sioux Falls Investors, Inc., an unaffiliated party, for $1,375,000 plus closing costs. The Pier 1 Property has been leased to Pier 1 Imports, Inc. ("Pier 1"), under a triple net, ten-year lease ending February 28, 2006. The lease requires Pier 1 to pay a minimum base rent each month in the amount of $13,046.

Taylor Rental

  On November 22, 1996, the Company purchased the land and a 5,000 square foot building underlying the Taylor Rental Facility (the "Taylor Property") located in Jacksonville, Florida, from an unaffiliated party, for $650,000 plus closing costs. The Taylor Property has been leased to Stanley Works Corporation ("Stanley Works"), under a triple net lease, for a remaining term ending July 31, 2007. The lease requires Stanley Works to pay base rent each month in the amount of $5,811 with rent escalations every three years based upon 66% of CPI increase.

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

  In the opinion of management, the Fund has provided for adequate insurance coverage of its real estate investment properties.

  As of December 31, 1997 all the Funds properties are fully occupied with the exception of the Country Harvest Buffet and the On The Border Restaurant.

  All the Funds properties are being depreciated over 40 years for financial reporting and 39 years for tax reporting. The federal tax basis of all the Funds properties is approximately $11,528,400.

Risk of Ownership

  The possibility exists that tenants of the Fund's properties as well as lease guarantors, if any, may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Fund. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Fund. Furthermore, the Fund may be unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a particular type of operation. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of funds which might otherwise be available for distribution.

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                PART II

Item 5. Market for the Issuer's Common Equity and Related
        Stockholder Matters.

  At December 31, 1997 there were 712 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance exists that there will be a public market for the shares, shares may be redeemed or transferred as discussed below.

Redemption of Shares

  After the termination of the offering, any stockholder (excluding the Advisor or its affiliates who may not sell the shares represented by the initial investment while the Advisor remains the advisor to the Fund but who may transfer the shares to an affiliate) who acquired or received shares directly from the Fund or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Fund for redemption at any time subject to the availability of proceeds in accordance with the procedures outlined in the Fund's Prospectus. Subject to the conditions described in the Fund's Prospectus, the Fund is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be investment proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds for any quarter will be used to redeem Eligible Shares presented for redemption for the following quarter. If the full amount of Reinvestment Proceeds available for redemption for any given quarter exceeds the amount necessary for such redemptions, the remaining amount may be held for subsequent redemptions or may be invested by the Fund in additional properties as described in the Fund's Prospectus. If the full amount of Reinvestment Proceeds available for redemption for any given quarter is insufficient to make all the requested redemptions, the Fund will redeem the Eligible Shares presented for redemption on a first come basis. As of March 29, 1998, the Fund has received completed redemption requests for approximately $163,400 that have not yet been redeemed by the Fund due to insufficient Reinvestment Plan proceeds.

  Upon presentment of Eligible Shares to the Fund for redemption, the redemption price will be the offering price per Eligible Share ($10.00 per share) from the termination of the offering until the third anniversary of the termination of the Offering (February 25,199) and thereafter at a price determined on the basis of the annual valuation of the Fund assets. The Board of Directors, in their sole discretion, may determine, prior to listing the shares for trading on an exchange or market, that it is appropriate to pay a higher or lower price than described above. In determining whether a price adjustment is appropriate, the Board of Directors would consider a variety of factors, including whether the Fund's net book value is substantially less than a share valuation based on the Fund's present and historic dividend rates and underlying value of the properties. Any such price adjustment will be made with respect to all shares redeemed during the period the price adjustment is in effect. The Board of Directors will announce any price adjustment and the time period of its effectiveness as part of its regular communications with stockholders. Any shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Fund. Once the shares are listed for trading on an exchange or included for quotation on a formal market, whether prior to or subsequent to the third anniversary of the termination of the offering, the redemption price will be the market price of the shares on such exchange or market and no price adjustment will be made.

  The Board of Directors, in their sole discretion, may amend or suspend the plan at any time they determine, that such is in the best interest of the Fund.

Transfer of Shares

  All shares are fully transferable, subject only to restrictions which would cause loss of REIT status. However, each person acquiring shares must comply with the procedures in the Prospectus prior to any share transfer being recorded on the books and records of the Fund.

Dividends

Below is a table summarizing the dividends declared:

                                              Annualized
Declaration      Record         Payment        Dividend
  Date(a)         Dates          Date            Rate             Amount
  1/25/96    10/1/95-12/31/95    2/15/96           7%            $196,106
  5/2/96      1/1/96-3/31/96     5/15/96           7%             216,247
  8/1/96      4/1/96-6/30/96     8/15/96           7%             227,068
 10/31/96      7/1/96-9/30/96   11/15/96           7%             229,532
  1/31/97    10/1/96-12/31/96    2/15/97           7%             229,517
  5/8/97      1/1/97-3/31/97     5/15/97           7%             224,034
  8/7/97      4/1/97-6/30/97     8/15/97           7%             224,907
 11/6/97      7/1/97-9/30/97    11/15/97           7%             227,999
 1/29/98    10/1/97-12/31/97     2/15/98           7%             227,354

(a) Dividends were declared on a daily basis.

   In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements. See "Management's Discussion and Analysis or Plan of Operations".

Item 6. Management's Discussion and Analysis or Plan of Operations.

General

   Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, without limitation, tenant defaults which could materially decrease the Fund's rental income. Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Year 2000

   In 1997, the Fund initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred, and are not material.

   Also in 1997, management of the Fund initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Fund is vulnerable to those third parties failure to remedy their own year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Fund.

Liquidity and Capital Resources

    As of December 31, 1997, the Fund had received $11,652,323 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $361,340. The Fund acquired one property during the year ended December 31, 1994 for $900,000 plus closing costs, acquired five properties during the year ended December 31, 1995 for $6,511,400 plus closing costs, acquired two properties during the year ended December 31, 1996 for $2,025,000 plus closing costs and acquired one property during the year ended December 31, 1997 for $1,450,000 plus closing costs. For more details on the properties purchased see Item 2.

   Upon the acquisition of the property purchased during the year ended December 31, 1997, the Fund has invested all the proceeds of
the offering allocable to investments in real estate.   The Fund
has no material capital commitments. In the opinion of management of the Fund, each property is adequately covered by insurance.

Compliance with 95% REIT taxable income test

   The Fund is required, under the Code, to make distributions of an amount not less than 95% of its REIT taxable income during the year. See Item 5 for detail on distributions made in 1997 and 1996.

   The amount required to have been paid for the year ended
December 31, 1996 approximated $730,000. As permitted by the Code, certain designated distributions were made by the Fund during 1997 in respect of 1996 to satisfy the distribution requirement under the Code for 1996.

   The amount required to have been paid for the year ended December 31, 1997 approximated $679,000. In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Results of Operations - 1997 Compared to 1996

   Results of operations for the year ended December 31, 1997 reflected rental income of approximately $1,332,000. Total rental income for the eight properties held for the entire year ended December 31, 1997 was approximately $1,139,000. Total income was approximately $1,360,000 which consisted primarily of rental income. Total expenses were approximately $540,000 and net income was approximately $820,000.

   Total income was approximately $1,360,000 in 1997 compared to approximately $1,201,000 in 1996, an increase of approximately
$159,000. This increase was due primarily to the number of properties increasing from six in the beginning of 1996 to nine by the end of 1997.

   Total expenses incurred in 1997 were approximately $540,000 compared to approximately $483,000 in 1996, an increase of approximately $57,000. The increase was due primarily to increased expenses such as depreciation in the amount of approximately $38,000 as a result of the increase in the number of properties owned increased from six in the beginning of 1996 to nine by the end of 1997. Other expenses, such as advisory fees, increased approximately $17,000. Pursuant to the terms of the Advisory Agreement, following the termination of the offering on February 25, 1996, the Advisor was entitled to an annual advisory fee payable monthly, in an amount equal to the greater of: (i) .60% of gross proceeds, or (ii) $175,000. Accordingly, the Advisory fee is $175,000 annually.

   The tenant of the Country Harvest property discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. The tenant continued to pay its rent on a timely basis through the end of 1997. The Fund has approved a new subtenant and is in the process of finalizing the terms of the sublease. Subsequent to December 31, 1997 Country Harvest Buffet Restaurants, Inc. filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. Country Harvest Buffet has not notified the Fund of its intentions to either accept or reject this lease.

   The tenant of the On The Border Property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and cooperate with the Fund to cause the property to be reoccupied. Moreover, the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel. The damages will be paid to HMG/Courtland Properties, Inc (the "Developer"). The Fund will be compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently paid on the lease.

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

   Total income was approximately $1,201,000 in 1996 compared to approximately $762,000 in 1995, an increase of approximately
$439,000. This increase was due primarily to the number of properties increasing from one in the beginning of 1995 to eight by the end of 1996.

   Total expenses incurred in 1996 were approximately $483,000 compared to approximately $268,000 in 1995, an increase of approximately $215,000. The increase was due primarily to advisory fees increasing approximately $103,000 which was based upon a percentage of proceeds from the offering as described in Prospectus. Other expenses have increased such as depreciation in the amount of approximately $51,000 due to the increased number of properties which were held for the entire year during 1996.

Item 7. Consolidated Financial Statements.

   See Index to Consoldated Financial Statements on Page F-1 of this Annual Report on Form 10-KSB for financial statements where applicable.

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

  MR. JEROME J. BRAULT (age 64) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of seven publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 37) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is an officer of various Brauvin entities, which act as the general partners of seven publicly registered real estate programs. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. JEFF A. JACOBSON (age 36) is a director of the Fund. Mr. Jacobson is currently a Managing Director of Security Capital Global Stategic Group Incorporated a wholly owned affiliate of Security Capital Group Incorporated. Prior to joining Securities Capital Group in September 1997, Mr. Jacobson was a Managing Director responsible for fixed income investment activities at LaSalle Partners Limited, an international institutional and corporate real estate investment manager and services provider headquartered in Chicago, Illinois. Mr. Jacobson joined LaSalle Partners in 1986 and worked at LaSalle through 1988 when he joined the Jacobson Group, a family owned real estate development company located in Naples, Florida. Mr. Jacobson returned to LaSalle
Partners in 1990.   Mr. Jacobson received a B.A. in Economics from
Stanford University in 1984 and a M.A. from the Food Research Institute of Stanford University, Palo Alto, California in 1984.

  MR. GREGORY S. KOBUS (age 48) is a director of the Fund. Mr. Kobus became Chairman and President of Hawthorn Bank, Mundelein, Illinois in 1992. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

  MR. KENNETH S. NELSON (age 48) is a director of the Fund. Mr. Nelson is currently Managing Director and head of Corporatein Real Estate for First Chicago NBD Corporation. Mr. Nelson joined First Chicago NBD Corporation in 1983 as vice president and manager of its Washington, D.C. Real Estate Office where he was involved in over $2.0 billion in financial transactions. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

  MR. HUGH K. ZWIEG (age 38) is a director of the Fund. Mr. Zwieg is Senior Vice President of CMD Corporation since 1989. Mr. Zwieg is responsible for the placement of all debt and equity capital and management of all institutional relationships. In addition, he oversees the financial structuring of all CMD's investments and sales. Prior thereto, Mr. Zwieg was Vice President of Investment Management of Balcor Company, a real estate investment subsidiary of Shearson Lehman, from 1987 to 1989, where he managed a $500 million real estate portfolio with responsibility for the operations, leasing, financing and sales strategy for the properties. During his tenure, he also worked in the Special Projects Group, which was responsible for the recapitalization and workout of problem assets in Balcor's Equity and Debt portfolios. Mr. Zwieg began his career at the First National Bank of Chicago where he was a commercial real estate loan officer. Mr. Zwieg received a B.B.A. in 1982 and an M.B.A. in 1983, both from the University of Wisconsin in Madison, Wisconsin.

    MR. B. ALLEN AYNESSAZIAN (age 33) is the Treasurer and Chief Financial Officer of the Fund, the Advisor and other affiliates of the Advisor. He is the Chief Financial Officer of various Brauvin entities, which act as the General Partners of seven publicly registered real estate programs. He is responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996.
Prior to that time, he was the Chief Financial Officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

  To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 10. Executive Compensation.

  The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 1997 and 1996 was approximately $23,000 and $22,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

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

  Pursuant to the terms of the Selling Agreement, Brauvin Securities, Inc. ("BSI"), an affiliate of the Advisor, is entitled to placement charges of 5.50% of the gross proceeds of the Fund's offering, all of which will be reallowed to placement agents. In addition, BSI is entitled to a marketing and due diligence expense allowance fee equal to 0.50% of the gross proceeds to reimburse marketing and due diligence expenses, some portion of which may be reallowed to placement agents. The Fund (was reimbursed) or paid placement charges of $(6,867) and $80,803, and was (reimbursed) or paid marketing and due diligence expense allowance fees of $(615) and $12,042, in 1997 and 1996, respectively, to BSI.

  Pursuant to the terms of the Prospectus, the Advisor was reimbursed $137,666 in 1997 for certain expenses related to the costs of sales and informational meetings.

  Pursuant to the terms of the Advisory Agreement, the Fund paid the Advisor a non-accountable expense allowance in an amount equal to 2.5% of the gross proceeds of the offering which in 1997 and 1996 were $3,536 and $34,489, respectively.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive acquisition fees for services rendered in connection with the selection or acquisition of any property however designated as real estate commissions, selection fees, development fees, or any fees of a similar nature. Such acquisition fees may not exceed the lesser of (a) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing business in the same geographic locale and for comparable properties or (b) 3.5% of the gross proceeds of the Fund's offering. The Fund will also reimburse the Advisor an amount estimated to be 0.75% of the gross proceeds of the offering in connection with any expenses attendant to the acquisition of properties whether or not acquired. Acquisition fees of $16,678 and $141,000, and acquisition expenses of $5,913 and $46,742, were paid by the Fund in 1997 and 1996, respectively, to the Advisor.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an advisory fee, payable monthly, following the termination of the offering, in an amount equal to the greater of:
(i) .60% of gross proceeds, or (ii) $175,000. Advisory fees of $175,000 were paid by the Fund in 1997 for the year ended December 31, 1997. Advisory fees of $104,439 were paid by the Fund in 1996 and $53,914 attriutable to 1996 were accrued on the Fund's books at December 31, 1996.

  Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $11,865 and $9,521 were paid by the Fund in 1997 and 1996 respectively, to BMC.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits required by the Securities and Exchange Commission
    Regulation S-B, Item 601:

               Exhibit No. Description
               *3(a)       Amended Articles of Incorporation of
                           Brauvin Net Lease V, Inc.
               *3(b)       By-laws of Brauvin Net Lease V, Inc.
               *4          Specimen Stock Certificate
               **10(a)     Advisory Agreement
               **10(b)     Assignment and Assumption Agreement
                           among Brauvin Realty Advisors V, Inc.,
                           Brauvin Realty Advisors V, L.L.C., the
                           Fund and Jerome Brault
               *10(c)      Agreement of Purchase and Sale between
                           Country Harvest Buffet Restaurants,
                           Inc. and Brauvin, Inc. on behalf of
                           the Fund dated November 11, 1994
               *10(d)      Lease between Country Harvest Buffet
                           Restaurants, Inc. and Brauvin, Inc. on
                           behalf of the Fund dated November 21,
                           1994
               *10(e)      Agreement of Purchase and Sale between
                           Bomasada Investment Group II, L.L.C.
                           ("Bomasada") and Brauvin, Inc. on
                           behalf of the Fund dated December 12,
                           1994 (with lease between Bomasada and
                           Blockbuster Videos, Inc. dated March
                           23, 1994 attached)
               *10(f)      Testing and Remediation License
                           Agreement between Bomasada and Diamond
                           Shamrock Stations, Inc. dated July 8,
                           1994
               *10(g)      Assignment of Shopping Center Lease by
                           and between Blockbuster Investment
                           Group II L.L.C. and the Fund dated
                           January 31, 1995
               *10(h)      Assignment of Testing and Remediation
                           License Agreement between Bomasada and
                           the Fund dated January 31, 1995.
               *10(i)      Agreement of Purchase and Sale between
                           HMG/Courtland Properties, Inc. ("HMG")
                           and Brauvin, Inc., on behalf of the
                           Fund dated December 19, 1994 (with
                           lease between Sugar Grove Investment
                           Associates, Ltd. and On The Border
                           Corporation dated as of January 25,
                           1993, including amendments, attached)
               *10(j)      Assignment and Assumption Agreement
                           (regarding On The Border Corporation
                           Lease) between HMG and the Fund dated
                           January 6, 1995.
               *10(k)      Contract for Sale and Purchase between
                           Chilly Land, Inc. and Brauvin, Inc. on
                           behalf of the Fund dated March 28,
                           1995.
               *10(l)      Assignment of Lease and Other Property
                           (regarding the Chili's Property)
                           between Chilly Land, Inc. and the Fund
                           dated April 13, 1995 (with the Lease
                           Agreement dated December 7, 1988
                           between Birmingham Retail Center
                           Associates, Ltd. and Sunstate Alabama
                           Restaurant Corporation, as amended by
                           letter agreements dated December 5,
                           1988 and February 15, 1989 attached).
               *10(m)      Agreement of Purchase and Sale between
                           KCBB, Inc. and Brauvin, Inc., on
                           behalf of the Fund dated December 15,
                           1994 (with lease between KCBB, Inc.
                           and Just For Feet, Inc. dated November
                           9, 1994 attached).
               *10(n)      Assignment of Lease (regarding Just
                           For Feet Lease) between Legacy Group
                           L.L.C. and Brauvin Net Lease V, Inc.
                           dated May 23, 1995.
               *10(o)      Agreement of Purchase and Sale between
                           Loves Park Development Corporation
                           ("Loves Park") and Brauvin, Inc., on
                           behalf of the Fund dated July 11, 1995
                           (with lease between Roscoe Development
                           Corporation (assignor to Loves Park)
                           and Video Watch, Inc. dated October 5,
                           1994 attached).
               *10(p)      Assignment of Lease (regarding Video
                           Watch) between Loves Park and Brauvin
                           Net Lease V, Inc. dated July 31, 1995.
               ***10(q)    Agreement of Purchase and Sale between
                           P. One Sioux Falls Investors, Inc.
                           and, Brauvin, Inc., on behalf of the
                           Fund dated February 12, 1996(with
                           lease between P. One Sioux Falls
                           Investors, Inc. and Pier 1 Imports
                           (U.S.), Inc. dated June 5, 1995
                           attached).
               ***10(r)    Assignment and Assumption Agreement
                           between P. One Sioux Falls Investors,
                           Inc. and the Fund dated February 12,
                           1996.
               ***10(s)    Purchase and Sale Agreement between
                           Germantown Associates Limited
                           Partnership and Germantown
                           Associates, Inc., on behalf of
                           the Fund dated January 21, 1997 (with
                           schedule of leases between (1) Lewis
                           J. Stowe, III and Firestone Tire &
                           Rubber Company now known as
                           Bridgestone/Firestone, Inc.
                           as amended dated September 25, 1986; and
                           (2) Lewis J. Stowe, III and Jiffy
                           Lube of Pennsylvania, Inc., as
                           amended dated June 11, 1986.  Both
                           leases are attached).
               ***10(t)    Assignment and Assumption Agreement
                           between Germantown Associates
                           Limited Partnership and Germantown
                           Associates, Inc. dated January 21,
                           1997.
               ****16      Letter of Ernst & Young LLP dated
                           December 10, 1996
               21          Subsidiaries of the small business
                           issuer
               23          Independent Auditors' Consent
               27          Financial Data Schedule

    *Incorporated by reference from the exhibits filed with the Fund's registration statement (Registration No. 33-70550) on Form S-11 filed under the Securities Act of 1933. **Management Contract
    ***Incorporated by reference from 1996 Form 10K SB/A filed on June 19, 1997.
    ****Incorporated by reference from Exhibit 16 filed with the Fund's Form 8-K/A filed on December 12, 1996.

(b) Reports on Form 8-K.

    None.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BRAUVIN NET LEASE V, INC.
                              (Registrant)


Date: 3/31/98              By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                           Date

/s/ Jerome J. Brault    Chairman, President             3/31/98
Jerome J. Brault        and Chief Executive
                        Officer




/s/ Jeff A. Jacobson
Jeff A. Jacobson        Director                        3/31/98


/s/ Kenneth S. Nelson
Kenneth S. Nelson       Director                        3/31/98


/s/ James L. Brault
James L. Brault         Director, Executive             3/31/98
                        Vice President and
                        Secretary


/s/ Gregory S. Kobus
Gregory S. Kobus        Director                        3/31/98


/s/ Hugh K. Zwieg
Hugh K. Zwieg           Director                        3/31/98


/s/ B. Allen Aynessazian
B. Allen Aynessazian    Chief Financial                 3/31/98
                        Officer (Principal
                        Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report   . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheet, December 31, 1997. . . . . . . . . . . .F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997 and 1996 . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows for the years
 ended December 31, 1997 and 1996. . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-7


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.

                 INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Brauvin Net Lease V, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Brauvin Net Lease V, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Net Lease V, Inc. at December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 7, 1998

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET

                                              December 31,
                                                 1997
ASSETS
Investment in real estate, at cost:
  Land                                         $3,979,586
  Buildings                                     7,548,856
                                               11,528,442
  Less: Accumulated depreciation                 (426,458)
Net investment in real estate                  11,101,984
Cash and cash equivalents                         303,412
Tenant receivables                                    395
Deferred rent receivable                          188,824
Organization costs (net of
  accumulated amortization of
  $26,833)                                          8,167
Total Assets                                  $11,602,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                        $20,638
Rents received in advance                          41,403
Due to affiliates                                  54,883
Total Liabilities                                 116,924

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none issued
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,290,269 outstanding                            12,903
Additional paid-in capital                     11,639,420
Accumulated deficit                              (166,465)
Total Stockholders' Equity                     11,485,858
Total Liabilities and Stockholders'
  Equity                                      $11,602,782

                See notes to financial statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31,

                                            1997         1996
INCOME
Rental                                   $1,331,713  $1,025,198
Interest and other                           28,210     175,305

  Total income                            1,359,923   1,200,503

EXPENSES
Directors fees                               23,225      21,998
Advisory fees                               175,000     158,353
Management fees                              11,865       9,521
General and administrative                  105,950      92,967
Acquisition costs                            33,211      46,742
Depreciation and amortization               190,902     152,951

  Total expenses                            540,153     482,532

Net Income                                $ 819,770   $ 717,971
Net Income Per Share
 (based on average shares
  outstanding of 1,274,855
  and 1,257,919, respectively
  for the years ended
  December 31, 1997 and 1996)             $    0.64   $   0.57















                 See notes to financial statements

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Years Ended December 31, 1997 and 1996
                                                  Retained
                               Common Stock       Earnings
                     Number            Paid-in  (Accumulated
                    of Shares  Amount    Capital   Deficit)    Total
Balance at
 January 1, 1996   1,167,802 $11,678  $10,709,007 $  71,204  $10,791,889
Net income                --      --           --   717,971      717,971
Dividends                 --      --           --  (868,953)    (868,953)
Issuance of stock,
 net of selling
 commissions and
 other offering
 costs of $128,012,
 net of
 liquidations        128,383   1,284    1,154,537        --    1,155,821

Balance at
 December 31,
 1996              1,296,185  12,962   11,863,544   (79,778)  11,796,728
Net income                --      --           --   819,770      819,770
Dividends                 --      --           --  (906,457)    (906,457)
Issuance of stock,
 net of selling
 commissions and
 other offering
 costs of $165,026,
 net of
 liquidations          (5,916)   (59)    (224,124)       --     (224,183)

Balance at
 December 31,1997   1,290,269 $12,903 $11,639,420 $(166,465) $11,485,858

Ordinary and non-taxable dividends amounted to $714,575 and $191,882, respectively for the year ended December 31, 1997. Ordinary and non-taxable dividends amounted to $768,872 and $100,081 for the year ended December 31, 1996.


                See notes to financial statements

                 CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years ended December 31,

                                                    1997              1996
Cash Flows From Operating Activities:
Net income                                             $819,770   $ 717,971
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                        7,000       7,000
Depreciation                                            183,902     145,951
Acquisition costs charged off                            33,211      46,742
Increase in tenant receivables                              (17)       (378)
Increase in deferred rent receivables                  (104,260)    (84,564)
Decrease in prepaid expenses                              3,001       2,998
(Decrease) increase in accounts
  payable and accrued expenses                           (1,146)      3,284
(Decrease) increase in rent
  received in advance                                    (8,170)     30,281
Increase in due to affiliates                               950      53,914
Net cash provided by operating activities               934,241     923,199

Cash Flows From Investing Activities:
Purchase of properties                               (1,525,289) (2,164,007)
Acquisition costs                                            --     (80,142)
Cash used in investing activities                    (1,525,289) (2,244,149)

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations                  (59,157)  1,283,833
Selling commissions and other
  offering costs                                       (165,026)   (127,334)
Dividends                                              (906,457)   (868,953)
Net cash (used in) provided
  by financing activities                            (1,130,640)    287,546

Net decrease in cash and cash
  equivalents                                        (1,721,688) (1,033,404)
Cash and cash equivalents at
  beginning of year                                   2,025,100   3,058,504
Cash and cash equivalents at end of year             $  303,412  $2,025,100

                     See notes to financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the years ended December 31, 1997 and 1996

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund aquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restuarant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; and a Jiffy Lube and Firestone facility during the year ended December 31, 1997.

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 1997, the Fund had sold 1,290,269 shares and the gross proceeds raised were $13,264,021, net of liquidations of $361,340, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

     Federal Income Taxes

     For the years ended December 31, 1997 and 1996, the Fund continued to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The REIT continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.


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

     In 1995, the Fund adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1997 or 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of December 31, 1997, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     In 1997, pursuant to the terms of the Prospectus, the Advisor was reimbursed for certain expenses related to the costs of sales and informational meetings.

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

     Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an annual advisory fee, payable monthly, in an amount equal to 0.60% of the gross proceeds during the offering. Following the termination of the offering, the annual advisory fee is an amount equal to the greater of: (i) .60% of gross proceeds, or
(ii) $175,000.

     Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provides leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property.

     Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 1997, and 1996 were as follows:

                                     1997             1996
Selling commissions
  (reimbursement)                      $(6,867)     $ 79,631
Costs of sales and
 informational meetings                137,666            --
Due diligence (reimbursement)
  fees                                    (615)       12,268
Advisory fees                          175,000       158,353
Dividend
 reinvestment fees                       1,448         1,651
Management fees                         11,865         9,521
Nonaccountable fees                      3,536        36,114
Acquisition fees
 and expenses                           22,591       172,500
                                      $344,624     $ 470,038

  As of December 31, 1997 the Fund made all payments to affiliates except for $53,913 for advisory fees and $970 for management fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                          Annualized
 Declaration      Record       Payment      Dividend
   Date(a)         Dates         Date         Rate       Amount
  1/25/96    10/1/95-12/31/95    2/15/96          7%    $196,106
   5/2/96      1/1/96-3/31/96    5/15/96          7%     216,247
   8/1/96      4/1/96-6/30/96    8/15/96          7%     227,068
 10/31/96      7/1/96-9/30/96   11/15/96          7%     229,532
  1/31/97    10/1/96-12/31/96    2/15/97          7%     229,517
   5/8/97      1/1/97-3/31/97    5/15/97          7%     224,034
   8/7/97      4/1/97-6/30/97    8/15/97          7%     224,907
  11/6/97      7/1/97-9/30/97   11/15/97          7%     227,999
  1/29/98    10/1/97-12/31/97    2/15/98          7%     227,354

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At December 31, 1997, there were approximately 39,833 shares purchased through the Reinvestment Plan and approximately 36,134 shares liquidated.


  In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

(4)  OPERATING LEASES

  The Fund's rental income is principally obtained from tenants through rental payments provided under triple net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

  The following is a schedule of noncancelable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 1997:

     Year ending December 31:           1998     $ 1,258,053
                                        1999       1,285,017
                                        2000       1,323,948
                                        2001       1,325,613
                                        2002       1,333,001
                                    Thereafter     9,506,799
                                                 $16,032,431

Exhibit 21

Subsidiaries of Small Business Issuer

                                State of         Names under which
Subsidiary                    Incorporation   Subsidiary does business

Germantown                         Illinois          Montgomery County
Associates, Inc.                                      Associates, Inc.

                           EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-03899 of Brauvin Net Lease V, Inc. on Form S-3 of our report dated February 7, 1998 appearing in the Annual Report on Form 10-KSB of Brauvin Net Lease V, Inc. for the year ended December 31, 1997.


/s/ Deloitte & Touche LLP


Chicago, Illinois
February 7, 1998