Form 10QSB
period 1998-03-31
BRAUVIN NET LEASE V INC
filed 1998-05-15
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

    For the quarterly period ended   March 31, 1998

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

As of May 14, 1998, the registrant had 1,291,507 shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              INDEX


                 PART I - FINANCIAL INFORMATION
                                                               Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at March 31, 1998 . . . . . . . . 4

        Consolidated Statements of Operations, for the
        three months ended March 31, 1998 and 1997 . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1998 and 1997 . . . . . . . . . 6

        Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  14

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .17

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .17

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .17

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .17

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 1998, Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1997 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                March 31,
                                                   1998
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,548,856
                                               11,528,442
  Less accumulated depreciation                  (473,677)
Net investment in real estate                  11,054,765
Cash and cash equivalents                         257,831
Organization costs (net of
  accumulated amortization of
  $28,583)                                          6,417
Tenant receivable (net of an
  allowance of $8,438)                              8,721
Deferred rent receivable                          218,206
Total Assets                                  $11,545,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    10,989
Rents received in advance                          25,379
Due to affiliates                                  55,386
Total Liabilities                                  91,754

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,291,507 shares issued
  and outstanding                                  13,027
Additional paid-in capital                     11,619,971
Retained earnings (deficit)                      (178,812)
Total Stockholders' Equity                     11,454,186
Total Liabilities and Stockholders'
  Equity                                      $11,545,940

         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended March 31, 1998 and 1997
                          (Unaudited)

                                               1998         1997
INCOME
Rental                                     $338,454   $ 321,605
Interest and other                            2,885      18,314

  Total income                              341,339     339,919

EXPENSES
Directors fees                                4,000       7,001
Advisory fees                                43,750      43,750
Management fees                               3,007       3,386
General and administrative                   18,168      21,698
Bad debt expense                              8,438          --
Acquisition costs                                --      31,378
Depreciation and amortization                48,969      44,207

  Total expenses                            126,332     151,420
Net Income                                 $215,007    $188,499
Net Income Per Share
  (based on average shares
  outstanding of 1,289,464
  and 1,297,934, respectively
  for the three months ended
  March 31, 1998 and 1997)                 $   0.17    $   0.15






        See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended March 31, 1998 and 1997
                          (Unaudited)

                                                    1998          1997
Cash Flows From Operating Activities:
Net income                                         $ 215,007   $  188,499
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                     1,750       1,750
Depreciation                                          47,219      42,457
Acquisition costs charged off                             --      31,378
Provision for doubtful accounts                        8,438          --
Change in deferred rent receivables                  (29,382)    (23,945)
Change in prepaid expenses and
  deferred acquisition costs                              --       3,001
Change in tenant receivables                         (16,764)        378
Change in accounts payable and
  accrued expenses                                    (9,649)    (10,923)
Change in due to affiliates                              503       4,066
Change in rent received in advance                   (16,024)     20,885
Net cash provided by operating
  activities                                         201,098     257,546

Cash Flows From Investing Activities:
Purchase of properties                                    --  (1,529,287)
Cash used in investing activities                         --  (1,529,287)

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations                12,386      35,891
Selling commissions and other
  offering costs                                     (31,711)    (34,258)
Dividends                                           (227,354)   (229,517)
Net cash used in
  financing activities                              (246,679)   (227,884)

Net decrease in cash
  and cash equivalents                               (45,581) (1,499,625)
Cash and cash equivalents at
  beginning of period                                303,412   2,025,100
Cash and cash equivalents at
  end of period                                     $257,831  $  525,475

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

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; and a Jiffy Lube and Firestone facility during the year ended December 31, 1997.

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 1998, the Fund had sold 1,291,507 shares and the gross proceeds raised were $13,299,407, net of liquidations of $392,340, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

     Federal Income Taxes

     For the year ended December 31, 1998, the Fund intends to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The REIT continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.

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

     In 1995, the Fund adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1998 or December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 1998 or the year ended December 31, 1997.

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1998, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March 31, 1998 and 1997 were as follows:

                                          1998                 1997
Due diligence fees                     $    --               $   179
Advisory fees                           43,750                43,750
Dividend
 reinvestment fees                         357                   363
Management fees                          3,007                 3,386
Nonaccountable fees                        885                   897
Acquisition fees
 and expenses                               --                28,860
                                       $47,999               $77,435

  As of March 31, 1998 the Fund made all payments to affiliates except for $53,913 for advisory fees, $1,116 for management fees and $357 for dividend reinvestment fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                           Annualized
Declaration      Record        Payment      Dividend
 Date(a)          Dates        Date          Rate     Amount
 5/2/96      1/1/96-3/31/96    5/15/96          7%    $216,247
 8/1/96      4/1/96-6/30/96    8/15/96          7%     227,068
10/31/96     7/1/96-9/30/96   11/15/96          7%     229,532
 1/31/97    10/1/96-12/31/96   2/15/97          7%     229,517
  5/8/97     1/1/97-3/31/97    5/15/97          7%     224,034
  8/7/97     4/1/97-6/30/97    8/15/97          7%     224,907
 11/6/97     7/1/97-9/30/97   11/15/97          7%     227,999
 1/29/98   10/1/97-12/31/97    2/15/98          7%     227,354
  5/7/98    1/1/98-3/31/98     5/15/98        6.5%     206,711

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At March 31, 1998, there were approximately 43,373 shares purchased through the Reinvestment Plan and approximately 39,234 shares liquidated.

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

Liquidity and Capital Resources

      As of March 31, 1998, the Fund had received $11,632,998 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $392,340.

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

Results of Operations
     (Amounts rounded to nearest $000's)

     The Fund generated net income of $215,000 for the three months ended March 31, 1998 as compared to net income of $188,000 for the same three month period in 1997.

     Total income for the three months ended March 31, 1998 was $341,000 as compared to $340,000 for the same three month period in 1997, an increase of $1,000. The $1,000 increase is result of the timing of the Fund's last acquisition in January, 1997. As a result of this acquisition rental income increased $17,000 and interest and other income decreased $15,000.

     For the three months ended March 31, 1998 total expenses were $126,000 as compared to $151,000 for the same three month period in 1997, a decrease of $25,000. The decrease was due primarily to a decline of $31,000 in acquisition fees expense as a result of the January 1997 purchase of the Fund's last property.

     The Country Harvest Buffet tenant discontinued its operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. The tenant continued to pay its rent on a timely basis through the end of 1997. In January, 1998 Country Harvest Buffet Restaurants, Inc.
filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. Country Harvest Buffet has not notified the Fund of its intentions to either accept or reject this lease. The Fund had previously identified a sublease for the property. However, in light of the bankruptcy, the Fund is currently seeking to take assignment of Country Harvest's position in the original lease, and thus convert the sublease into a diret lease with the new operator.
The identified tenant is Moon Buffet and will use the facility as a Chinese buffet restaurant.

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

                None.

   ITEM 3.      Defaults Upon Senior Securities.

                None.

   ITEM 4.      Submission of Matters to a Vote of Security
                Holders.

                None.

   ITEM 5.      Other Information

  On May 15, 1989, B. Allen Aynessazian resigned as Chief Financial Officer. Mr. Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Fund.

  Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age 31.
Mr. Murphy will be the Fund's Principal Accounting Officer and Treasurer. Mr. Murphy recieved a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real
Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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


               DATE: May 15, 1998


               BY:   /s/ B. Allen Aynessazian
                     B. Allen Aynessazian
                     Chief Financial Officer


               DATE: May 15, 1998