Form 10QSB
period 1998-06-30
BRAUVIN NET LEASE V INC
filed 1998-08-14
CIK 913762

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the quarterly period ended   June 30, 1998
[ ] Transition Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

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

As of August 14, 1998, the registrant had 1,294,515 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              INDEX
                  PART I - FINANCIAL INFORMATION
                                                                 Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at June 30, 1998. . . . . . . . . 4

        Consolidated Statements of Operations, for the
        six months ended June 30, 1998 and 1997. . . . . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended June 30, 1998 and 1997. . . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1998 and 1997. . . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  15

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .18

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .18

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .18

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .18

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 1998, Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997, and Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1997 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                June 30,
                                                    1998
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,634,379
                                               11,613,965
  Less accumulated depreciation                  (523,382)
Net investment in real estate                  11,090,583
Cash and cash equivalents                         276,486
Organization costs (net of
  accumulated amortization of
  $30,333)                                          4,667
Deferred rent receivable                          211,582
Total Assets                                  $11,583,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                     $   61,726
Rents received in advance                          30,690
Due to affiliates                                  55,319
Total Liabilities                                 147,735

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued            --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,294,515 shares issued
  and outstanding                                  13,327
Additional paid-in capital                     11,649,003
Retained earnings (deficit)                      (226,747)
Total Stockholders' Equity                     11,435,583
Total Liabilities and Stockholders'
  Equity                                      $11,583,318

         See notes to consolidated financial statements.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)


             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                              1998         1997
INCOME
Rental                                     $643,434    $658,264
Interest and other                            5,553      21,785

  Total income                              648,987     680,049

EXPENSES
Directors fees                                7,000      11,144
Advisory fees                                87,500      87,501
Management fees                               6,301       6,488
General and administrative                   56,821      49,951
Bad debt expense                             17,158          --
Acquisition costs                                --      38,345
Depreciation and amortization               100,424      93,249

  Total expenses                            275,204     286,678
Net Income                                 $373,783    $393,371
Net Income Per Share
  (based on average shares
  outstanding of 1,285,955
  and 1,285,578, respectively
  for the six months ended
  June 30, 1998 and 1997)                  $   0.29     $  0.31











        See notes to consolidated financial statements.
                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)


             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)

                                             1998         1997
INCOME
Rental                                    $ 304,980    $336,659
Interest and other                            2,668       3,471

  Total income                              307,648     340,130

EXPENSES
Directors fees                                3,000       4,143
Advisory fees                                43,750      43,751
Management fees                               3,294       3,102
General and administrative                   38,653      28,253
Bad debt expense                              8,720          --
Acquisition costs                                --       6,967
Depreciation and amortization                51,455      49,042

  Total expenses                            148,872     135,258
Net Income                                 $158,776    $204,872
Net Income Per Share
  (based on average shares
  outstanding of 1,292,912
  and 1,271,171, respectively
  for the three months ended
  June 30, 1998 and 1997)                  $   0.12    $  0.16









        See notes to consolidated financial statements.
                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended June 30, 1998 and 1997
                          (Unaudited)

                                                       1998       1997
Cash Flows From Operating Activities:
Net income                                          $373,783    $393,371
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                     3,500       3,500
Depreciation                                          96,924      89,749
Acquisition costs charged off                             --      38,345
Provision for doubtful accounts                       17,158          --
Change in tenant receivables                         (16,763)        378
Change in deferred rent receivables                  (22,758)    (52,162)
Change in prepaid expenses and
  deferred acquisition costs                              --       3,001
Change in accounts payable and
  accrued expenses                                    41,088     (10,255)
Change in rent received
  in advance                                         (10,713)     18,778
Change in due to affiliates                              436       1,298
Net cash provided by operating activities            482,655     486,003

Cash Flows From Investing Activities:
Purchase of properties                                    --  (1,530,753)
Capital expenditures                                 (85,523)         --
Cash used in investing activities                    (85,523) (1,530,753)

Cash Flows From Financing Activities:
Issuance of stock                                     65,471      70,756
Selling commissions and other
  offering costs                                     (32,464)   (163,260)
Dividends                                           (434,065)   (453,551)
Liquidations                                         (23,000)   (128,590)
Net cash used in financing activities               (424,058)   (674,645)

Net decrease in cash and cash equivalents            (26,926) (1,719,395)
Cash and cash equivalents at
  beginning of period                                303,412   2,025,100
Cash and cash equivalents at
  end of period                                   $  276,486  $  305,705
Supplemental Cash Flow Information:
In 1997, Purchase of properties is net of $36,351 of acquisition costs paid in 1996 and reclassified to land and building in 1997 in conjunction with the acquisition of the related properties.
          See notes to consolidated financial statements
                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

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

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 1998, the Fund had sold 1,294,515 shares and the gross proceeds raised were $13,306,492, net of liquidations of $384,340, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

  Federal Income Taxes

  For the year ended December 31, 1998, the Fund intends to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.

  Consolidation of Subsidiary

  The Fund owns a 100% interest in one qualified REIT subsidiary, Germantown Associates, Inc., which owns one Firestone/JiffyLube property. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and stockholder's

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

equity of Germantown Associates, Inc. All significant inter-company accounts have been eliminated.

  Investment in Real Estate

  The Fund's rental properties are stated at cost including acquisition costs. Depreciation is recorded on a straight-line basis over the estimated economic lives of the properties which approximate 40 years.

  In 1995, the Fund adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1998 or December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 1998 or the year ended December 31, 1997.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1998, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

  Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provides leasing and re-leasing services to the Fund in connection with the management of the Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

  Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 1998 and 1997 were as follows:

                                          1998                  1997
Selling commissions                    $    --              $128,924
Due diligence fees                          --                  (179)
Advisory fees                           87,500                87,501
Dividend
 reinvestment fees                         661                   735
Management fees                          6,301                 6,489
Nonaccountable fees                      1,637                 1,769
Acquisition fees
 and expenses                               --                24,553
                                       $96,099              $249,792
  As of June 30, 1998 the Fund made all payments to affiliates except for $53,913 for advisory fees, $1,102 for management fees and $304 for dividend reinvestment fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                            Annualized
Declaration      Record       Payment       Dividend
  Date(a)         Dates         Date          Rate       Amount
  5/2/96      1/1/96-3/31/96    5/15/96        7%       $216,247
  8/1/96      4/1/96-6/30/96    8/15/96        7%        227,068
10/31/96      7/1/96-9/30/96   11/15/96        7%        229,532
 1/31/97    10/1/96-12/31/96    2/15/97        7%        229,517
  5/8/97      1/1/97-3/31/97    5/15/97        7%        224,034
  8/7/97      4/1/97-6/30/97    8/15/97        7%        224,907
 11/6/97      7/1/97-9/30/97   11/15/97        7%        227,999
 1/29/98    10/1/97-12/31/97    2/15/98        7%        227,354
  5/7/98      1/1/98-3/31/98    5/15/98      6.5%        206,711
  8/6/98      4/1/98-6/30/98    8/15/98      6.75%       217,606

(a) Dividends were declared on a daily basis.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At June 30, 1998, there were approximately 46,381 shares purchased through the Reinvestment Plan and approximately 38,434 shares liquidated.

  In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

Item 2.   Management's Discussion and Analysis or Plan of
          Operations.

General

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends,"
"plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, without limitation, tenant defaults, which could materially decrease the Fund's rental income. Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Year 2000

     In 1997, the Fund initiated the conversion from its existing accounting software to a program that is year 2000 compliant. This conversion is anticipated being completed by June 30, 1998. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred, and are not material.

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

Liquidity and Capital Resources

      As of June 30, 1998, the Fund had received $11,662,330 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus, and liquidations of $384,340.

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

Results of Operations for the six months ended June 30, 1998 and 1997. (Amounts rounded to nearest $000's)

     The Fund generated net income of $374,000 for the six months ended June 30, 1998, as compared to net income of $393,000 for the same six month period in 1997. The reasons for the decrease in net income are set forth below.

     Total income for the six months ended June 30, 1998 was $649,000, as compared to $680,000 for the same six month period in 1997, a decrease of $31,000. The decrease in total income primarily relates to a one time reversal of deferred rent receivable due to the novation of the main lease at the Country Harvest Buffet.

     For the six months ended June 30, 1998, total expenses were $275,000 as compared to $287,000 for the same six month period in 1997, a decrease of $12,000. The decrease was due primarily to a decline of $38,000 in acquisition fees expense as a result of the January 1997 purchase of the Fund's last property. This decrease in acquisition expense was partially offset by an increase in bad debt expenses as a result of the bankruptcy of the original tenant at the Country Harvest Buffet property (as detailed more fully below).

     The Country Harvest Buffet tenant discontinued its operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. The tenant continued to pay its rent on a timely basis through the end of 1997. In January, 1998, Country Harvest Buffet Restaurants, Inc. filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. However, prior to this filing, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. To avoid complications of a rejection of the main lease under bankruptcy law, the Fund agreed a novation of the main lease. Moon Buffet opened for business mid-April 1998.

     The tenant of the On The Border property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International), has stated its intention to honor the lease and cooperate with the Fund to cause the property to be re-occupied.
In addition the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel owned by the Fund. Per the purchase contract the condensenation damages were paid to HMG/Courtland Properties (the "Developer"). The Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease.

Results of Operations for the three months ended June 30, 1998 and 1997. (Amounts rounded to nearest $000's)

     The Fund generated net income of $159,000 for the three months ended June 30, 1998 as compared to net income of $205,000 for the same three month period in 1997.

     Total income for the three months ended June 30, 1998 was $308,000 as compared to $340,000 for the same three month period in 1997, a decrease of $32,000. The decrease in total income primarily relates to a one time reversal of deferred rent receivable due to the novation of the main lease at the Country Harvest Buffet.

     For the three months ended June 30, 1998, total expenses were $149,000 as compared to $135,000 for the same three month period in 1997, an increase of $14,000. The increase is mainly due to an increase in bad debt and general and administrative expenses as a result of the bankruptcy of the original tenant at the Country Harvest Buffet property.

                         PART II - OTHER INFORMATION

   ITEM 1.        Legal Proceedings.

                       None.

   ITEM 2.        Changes in Securities.

                       None.

   ITEM 3.        Defaults Upon Senior Securities.

                       None.

   ITEM 4.        Submission of Matters to a Vote of Security
                  Holders.

                       None.

   ITEM 5.        Other Information

     On May 15, 1998, B. Allen Aynessazian resigned as Chief Financial Officer of the Fund. Mr. Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Brauvin organization.

  Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age
31. Mr. Murphy will be the Fund's Chief Financial Officer. He is responsible for the daily operations of the Fund's accounting and financial reporting to regulatory agencies.

  Mr. Murphy received a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

   ITEM 6.      Exhibits and Reports on Form 8-K.

                (a)  Exhibit 27.  Financial Data Schedule

                (b)  None


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


                     BRAUVIN NET LEASE V, INC.

                    BY:   /s/ James L. Brault
                         James L. Brault
                         Executive Vice President and Secretary


               DATE: August 14, 1998


               BY:   /s/ Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: August 14, 1998