Form 10QSB
period 1998-09-30
BRAUVIN NET LEASE V INC
filed 1998-11-17
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

   For the quarterly period ended   September 30, 1998
[ ]Transition Report Under Section 13 or 15(d) of the Securities
   Exchange Act of 1934.

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

                        (312) 759-7660
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No        .

As of November 14, 1998, the registrant had 1,292,074 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              INDEX
                PART I - FINANCIAL INFORMATION
                                                                   Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at September 30, 1998 . . . . . . 4

        Consolidated Statements of Operations, for the
        nine months ended September 30, 1998 and 1997. . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended September 30, 1998 and 1997 . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1998 and 1997. . . . . . . . 7

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

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of September 30, 1998, Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1997 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                              September 30,
                                                     1998
ASSETS
Investment in real estate, at cost:
  Land                                         $3,979,586
  Buildings                                     7,634,379
                                               11,613,965
  Less accumulated depreciation                  (571,822)
Net investment in real estate                  11,042,143
Cash and cash equivalents                         282,926
Organization costs (net of
  accumulated amortization of
  $32,083)                                          2,917
Deferred rent receivable                          247,254
Total Assets                                  $11,575,240
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                      $  32,078
Rents received in advance                          57,944
Due to affiliates                                  56,232
Total Liabilities                                 146,254

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued            --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,292,074 shares issued
  and outstanding                                  13,083
Additional paid-in capital                     11,624,081
Retained earnings (deficit)                      (208,178)
Total Stockholders' Equity                     11,428,986
Total Liabilities and Stockholders'
  Equity                                      $11,575,240

         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the nine months ended September 30,
                          (Unaudited)


                                             1998         1997

INCOME
Rental                                    $ 987,808   $ 994,916
Interest and other                           12,553      24,842

  Total income                            1,000,361   1,019,758

EXPENSES
Directors fees                               10,000      15,225
Advisory fees                               131,250     131,251
Management fees                               9,849       9,321
General and administrative                   71,532      72,232
Bad debt expense                             17,158          --
Acquisition costs                                --      33,211
Depreciation and amortization               150,614     141,977

  Total expenses                            390,403     403,217
Net Income                                 $609,958    $616,541
Net Income Per Share
  (based on average shares
  outstanding of 1,283,068
  and 1,281,966, respectively
  for the nine months ended
  September 30, 1998 and 1997)             $   0.48    $   0.48

              See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                          (Unaudited)


                                              1998         1997

INCOME
Rental                                     $344,374    $336,652
Interest and other                            7,000       3,057

  Total income                              351,374     339,709

EXPENSES
Directors fees                                3,000       4,081
Advisory fees                                43,750      43,750
Management fees                               3,548       2,833
General and administrative                   14,711      22,281
Acquisition costs                                --     (5,134)
Depreciation and amortization                50,190      48,728

  Total expenses                            115,199     116,539
Net Income                                 $236,175    $223,170
Net Income Per Share
  (based on average shares
  outstanding of 1,295,868
  and 1,292,093, respectively
  for the three months ended
  September 30, 1998 and 1997)             $   0.18    $   0.17

        See notes to consolidated financial statements.

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30,
                          (Unaudited)

                                                       1998       1997
Cash Flows From Operating Activities:
Net income                                          $609,958    $616,541
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                     5,250       5,251
Depreciation                                         145,364     136,726
Acquisition costs charged off                             --      33,211
Provision for doubtful accounts                       17,158          --
Change in tenant receivables                         (16,763)        378
Change in deferred rent receivables                  (58,430)    (78,211)
Change in prepaid expenses and
  deferred acquisition costs                              --      (1,107)
Change in accounts payable and
  accrued expenses                                    11,440      (7,955)
Change in rent received
  in advance                                          16,541      27,203
Change in due to affiliates                            1,349         812
Net cash provided by operating activities            731,867     732,849

Cash Flows From Investing Activities:
Purchase of properties                                    --  (1,525,289)
Capital expenditures                                 (85,523)         --
Cash used in investing activities                    (85,523) (1,525,289)

Cash Flows From Financing Activities:
Issuance of stock                                     94,544     106,522
Selling commissions and other
  offering costs                                     (33,191)   (164,154)
Dividends                                           (651,671)   (678,458)
Liquidations                                         (76,512)   (200,590)
Net cash used in financing activities               (666,830)   (936,680)

Net decrease in cash and cash equivalents            (20,486) (1,729,120)
Cash and cash equivalents at
  beginning of period                                303,412   2,025,100
Cash and cash equivalents at
  end of period                                    $ 282,926  $  295,980
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

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At September 30, 1998, the Fund had sold 1,292,074 shares and the gross proceeds raised were $13,282,053, net of liquidations of $437,852, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

  In 1995, the Fund adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1998 or December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended September 30, 1998 or the year ended December 31, 1997.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 1998, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

  Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the nine months ended September 30, 1998 and 1997 were as follows:

                                          1998                  1997
Selling commissions                    $    --              $128,130
Due diligence fees                          --                  (615)
Advisory fees                          131,250               131,251
Dividend
 reinvestment fees                         987                 1,096
Management fees                          9,849                 9,321
Nonaccountable fees                      2,364                 2,663
Acquisition fees
 and expenses                               --                22,591
                                      $144,450              $294,437
  As of September 30, 1998 the Fund made all payments to affiliates except for $53,914 for advisory fees, $1,265 for management fees and $326 for dividend reinvestment fees and $727 for nonaccountable fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                          Annualized
Declaration      Record       Payment      Dividend
 Date(a)         Dates         Date          Rate        Amount
  5/2/96      1/1/96-3/31/96   5/15/96        7%       $216,247
  8/1/96      4/1/96-6/30/96   8/15/96        7%        227,068
 10/31/96     7/1/96-9/30/96  11/15/96        7%        229,532
 1/31/97    10/1/96-12/31/96   2/15/97        7%        229,517
  5/8/97     1/1/97-3/31/97    5/15/97        7%        224,034
  8/7/97     4/1/97-6/30/97    8/15/97        7%        224,907
 11/6/97     7/1/97-9/30/97   11/15/97        7%        227,999
 1/29/98    10/1/97-12/31/97   2/15/98        7%        227,354
  5/7/98     1/1/98-3/31/98    5/15/98      6.5%        206,711
  8/6/98     4/1/98-6/30/98    8/15/98     6.75%        217,606
 11/2/98     7/1/98-9/30/98   11/15/98      6.2%        202,531
(a) Dividends were declared on a daily basis.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At September 30, 1998, there were approximately 49,288 shares purchased through the Reinvestment Plan and approximately 43,785 shares liquidated.

  In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

Item 2.   Management's Discussion and Analysis or Plan of
          Operations.

General

     Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, without limitation, tenant defaults, which could materially decrease the Fund's rental income. Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Year 2000

     In 1997, the Fund initiated the conversion from its existing accounting software to a program that is year 2000 compliant. This conversion is anticipated being completed by December 31, 1998. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred, and are not material.

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

Liquidity and Capital Resources

      As of September 30, 1998, the Fund had received $11,637,164 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus, and liquidations of $437,852.

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

Results of Operations for the nine months ended September 30, 1998 and 1997. (Amounts rounded to nearest $000's)

     The Fund generated net income of $610,000 for the nine months ended September 30, 1998, as compared to net income of $617,000 for the same nine month period in 1997. The reasons for the decrease in net income are set forth below.

     Total income for the nine months ended September 30, 1998 was $1,000,000, as compared to $1,020,000 for the period ended September 30, 1997, a decrease of $20,000. The decrease in total income primarily relates to a one time reversal of deferred rent receivable due to the novation of the main lease at the Country Harvest Buffet.

     For the nine months ended September 30, 1998, total expenses were $390,000 as compared to $403,000 for the same period in 1997, a decrease of $13,000. The decrease was due primarily to a decline of $33,000 in acquisition fees expense as a result of the January, 1997 purchase of the Fund's last property. This decrease in acquisition expense was partially offset by an increase in bad debt expense as a result of the bankruptcy of the original tenant at the Country Harvest Buffet property (as detailed more fully below).

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

     The tenant of the On The Border property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International), has stated its intention to honor the lease and cooperate with the Fund to cause the property to be re-occupied.
In addition the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel owned by the Fund. Per the purchase contract the condemnation damages were paid to HMG/Courtland Properties (the "Developer"). The Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease.

Results of Operations for the three months ended September 30, 1998 and 1997. (Amounts rounded to nearest $000's)

     Results of operations for the three months ended September 30, 1998 reflected net income of $236,000 compared to net income of $223,000 for the three months ended September 30, 1997, an increase of approximately $13,000.

     Total income for the three months ended September 30, 1998 was $351,000 as compared to $340,000 for the period ended September 30, 1997, an increase of $11,000. The increase in total income was a result of an increase in rental income as a result of the increased base rent associated with the Moon Buffet novation, (base rent at this property was increased in lieu of percentage rent potential which was not being realized).

     Total expenses for the three months ended September 30, 1998 were $115,000 as compared to $117,000 for the period ended September 30, 1997 a decrease of approximately $2,000. The $2,000 decrease was due primarily to a decrease in general and administrative expense of $8,000. The decrease in general and administrative expense is primarily the result of lower costs associated with certain property related legal issues in 1998 when compared to 1997.

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


               DATE: November 16, 1998


               BY:   /s/ Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: November 16, 1998