Form 10KSB
period 1998-12-31
BRAUVIN NET LEASE V INC
filed 1999-03-31
CIK 913762

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of  1934.

             For the fiscal year ended December 31, 1998
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,353,497.

The aggregate market value of the Common Stock held by non-affiliates as of March 30, 1999 was $12,970,712. As of March 30,
1999, the registrant had 1,297,071 shares of Common Stock outstanding.

Transitional small business disclosure format (check one)
Yes ___ No  X .

                    BRAUVIN NET LEASE V, INC.
                  1998 FORM 10-KSB ANNUAL REPORT

                              INDEX

                              PART I
                                                              Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  10

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . .  10

                             PART II

Item 5. Market for Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . . . .  11

Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  13

Item 7. Consolidated Financial Statements. . . . . . . . . . . . . .18

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .  18

                             PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of
        the Exchange Act . . . . . . . . . . . . . . . . . . . . .  19

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . .  24

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .  24

Item 12.Certain Relationships and Related Transactions . . . . . .  24

Item 13.Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  27

        Signatures . . . . . . . . . . . . . . . . . . . . . . . .  31

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

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan is available for those stockholders who wish to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 1998, the Fund had outstanding 1,294,960 shares and the gross proceeds raised were $13,387,442, net of liquidations of $437,852, including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

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


Market Conditions/Competition

  Prior to the acquisition of the Fund's properties, the Fund had competed with many other entities engaged in real estate investment activities to acquire property, some of which had greater resources than the Fund. In addition, the number of entities and the amount of funds available for investment in properties of a type suitable for investment by the Fund may have resulted in increased competition for such investments and possibly increased the prices paid therefor.

  As it is anticipated that the leases at the Fund's properties will entitle the Fund to participate in gross receipts of lessees above fixed minimum amounts, the success of the Fund will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities. The Fund's business is not seasonal.

Item 2. Description of Properties.

Country Harvest Buffet Restaurant

  On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property was originally leased to Country Harvest Buffet Restaurants, Inc. under a triple net twenty-year lease, with two ten-year extension options. The lease required a minimum base rent each month in the amount of $8,438 plus periodic increases beginning in the sixth lease year. The tenant discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. The tenant continued to pay its rent on a timely basis through the end of 1997. In January, 1998, Country Harvest Buffet Restaurants, Inc. filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. However, prior to this filing, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. To avoid complications of a rejection of the main lease under bankruptcy law, the Fund agreed to a novation of the main lease. Moon Buffet opened for business mid-April 1998. The Moon Buffet lease is a triple net, which requires monthly payments of minimum base rent in the amount of $8,721 with periodic increases in rent beginning in the third sublease year. Under the Moon Buffet sublease no percentage rental payments will be made to the Fund. The Moon Buffet lease is scheduled to expire in November, 2014.

On The Border Restaurant

  On January 9, 1995, the Fund purchased an 8,200 square foot building and the underlying land which was occupied by an On The Border restaurant (the "OTB Property") located in Stafford, Texas (metropolitan Houston), from an unaffiliated party, for $1,340,000 plus closing costs. The OTB Property is leased to On The Border Corporation, a subsidiary of On The Border Cafes, Inc., under a triple net, initial fifteen-year lease with two five-year extension options which is guaranteed by Brinker Restaurant Corporation, an affiliate of On The Border Cafes, Inc. The lease requires a minimum base rent each month in the amount of $12,292 plus periodic increases beginning in the sixth lease year. The tenant of the OTB Property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and cooperate with the Fund to cause the property to be reoccupied. Moreover, the adjacent highway was widened which has resulted in the condemnation of a portion of the frontage of the parcel. The monetary damages from this condemnation were paid to HMG/Courtland Properties, the developer of the property (the "Developer"). The Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant or facilitate the sale of this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease.

  The Fund has a pending sale contract on this property to an unaffiliated third party in the amount of approximately $1,533,000. If this sale is consummated, it is anticipated that the Fund will actively pursue the acquisition of an additional property.

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

Chili's Restaurant

  On April 13, 1995, the Fund purchased a 6,100 square foot building and the underlying land which was occupied by a Chili's restaurant (the "Chili's Property") located in Birmingham, Alabama, from an unaffiliated party, for $1,080,000 plus closing costs. The Chili's Property was leased to Sunstate Ventures, Inc., a Chili's restaurant franchisee, under a triple net lease, for an original remaining term of approximately fourteen years with two five-year extension options. The lease requires a minimum base rent each month in the amount of $10,417.

  On October 1, 1996, the assets of Sunstate Ventures, Inc. were purchased by Brinker Alabama, Inc. a wholly-owned subsidiary of Brinker International, Inc. and the Chili's lease was assigned from Sunstate Ventures, Inc. to Brinker Alabama, Inc. The terms and conditions of the original lease for this property remain unchanged.

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


Video Watch

  On July 31, 1995, the Fund purchased an 8,000 square foot building and the underlying land which was occupied by a Video Watch store (the "Video Property") located in Beloit, Wisconsin, from an unaffiliated party, for $830,000 plus closing costs. The Video Property was leased to Video Watch, Inc. ("Video Watch"), under a triple net, ten-year lease with one five-year extension option. The lease requires a minimum base rent each month in the amount of $8,000 plus periodic increases beginning in the third lease year.

  In August 1995, Hollywood Entertainment Corporation acquired
Video Watch, Inc. and shortly thereafter converted the Video Watch property to a Hollywood Video. The terms and conditions of the original lease for this property remain unchanged.

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

  In the first quarter of 1999, the tenant of the Taylor Property discontinued its operations. The Fund has identified a subtenant for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease.

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

  As of December 31, 1998 all the Funds properties are fully occupied with the exception of the On The Border Restaurant.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                             PART II

Item 5. Market for the Issuer's Common Equity and Related
        Stockholder Matters.

  At December 31, 1998 there were 712 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance exists that there will be a public market for the shares, shares may be redeemed or transferred as discussed below.

Redemption of Shares

  After the termination of the offering, any stockholder (excluding the Advisor or its affiliates who may not sell the shares represented by the initial investment while the Advisor remains the advisor to the Fund, but who may transfer the shares to an affiliate) who acquired or received shares directly from the Fund or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Fund for redemption at any time subject to the availability of proceeds in accordance with the procedures outlined in the Fund's Prospectus. Subject to the conditions described in the Fund's Prospectus, the Fund is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be investment proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds for any quarter will be used to redeem Eligible Shares presented for redemption for the following quarter. If the full amount of Reinvestment Proceeds available for redemption for any given quarter exceeds the amount necessary for such redemptions, the remaining amount may be held for subsequent redemptions or may be invested by the Fund in additional properties as described in the Fund's Prospectus. If the full amount of Reinvestment Proceeds available for redemption for any given quarter is insufficient to make all the requested redemptions, the Fund will redeem the Eligible Shares presented for redemption on a first come basis. As of March 29, 1999, the Fund has received completed redemption requests for approximately $556,949 that have not yet been redeemed by the Fund due to insufficient Reinvestment Plan proceeds.
  Upon presentment of Eligible Shares to the Fund for redemption, the redemption price will be the offering price per Eligible Share ($10.00 per share) from the termination of the offering until the third anniversary of the termination of the Offering (February 25, 1999) and thereafter at a price determined on the basis of the annual valuation of the Fund assets. The Board of Directors, in their sole discretion, may determine, prior to listing the shares for trading on an exchange or market, that it is appropriate to pay a higher or lower price than described above. In determining whether a price adjustment is appropriate, the Board of Directors would consider a variety of factors, including whether the Fund's net book value is substantially less than a share valuation based on the Fund's present and historic dividend rates and underlying value of the properties. Any such price adjustment will be made with respect to all shares redeemed during the period the price adjustment is in effect. The Board of Directors will announce any price adjustment and the time period of its effectiveness as part of its regular communications with stockholders. Any shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Fund. Once the shares are listed for trading on an exchange or included for quotation on a formal market, whether prior to or subsequent to the third anniversary of the termination of the offering, the redemption price will be the market price of the shares on such exchange or market and no price adjustment will be made.

  The Board of Directors, in their sole discretion, may amend or suspend the plan at any time they determine, provided that such amendment or suspension is in the best interest of the Fund.

Transfer of Shares

  All shares are fully transferable, subject only to restrictions which would cause loss of REIT status. However, each person acquiring shares must comply with the procedures in the Prospectus prior to any share transfer being recorded on the books and records of the Fund.






Dividends

Below is a table summarizing the dividends declared since January
1, 1997:

                                            Annualized
Declaration      Record         Payment      Dividend
  Date(a)         Dates           Date          Rate      Amount
 1/31/97     10/1/96-12/31/96    2/15/97        7%      $229,517
  5/8/97       1/1/97-3/31/97    5/15/97        7%       224,034
  8/7/97       4/1/97-6/30/97    8/15/97        7%       224,907
 11/6/97       7/1/97-9/30/97   11/15/97        7%       227,999
 1/29/98     10/1/97-12/31/97    2/15/98        7%       227,354
  5/7/98       1/1/98-3/31/98    5/15/98        6.5%     206,711
  8/6/98       4/1/98-6/30/98    8/15/98        6.75%    217,606
 11/2/98       7/1/98-9/30/98   11/15/98        6.2%     202,531
 2/15/99     10/1/98-12/31/98    2/15/99        6.9%     224,972

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

        Item 6. Management's Discussion and Analysis or Plan of Operations.

General

   Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Description of Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, without limitation, tenant defaults which could materially decrease the Fund's rental income. Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Year 2000

   The "Year 2000" problem concerns the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

   The Partnership's computer information technology systems consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

   The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

   Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

   The most reasonably likely worst case scenario for the Partnership with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Partnership temporarily suffering a depletion of the Partnership's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Partnership has no formal Year 2000 contingency plan.

Liquidity and Capital Resources

    As of December 31, 1998, the Fund had received $11,666,750 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $437,852. The Fund acquired one property during the year ended December 31, 1994 for $900,000 plus closing costs, acquired five properties during the year ended December 31, 1995 for $6,511,400 plus closing costs, acquired two properties during the year ended December 31, 1996 for $2,025,000 plus closing costs and acquired one property during the year ended December 31, 1997 for $1,450,000 plus closing costs. For more details on the properties purchased see Item 2.

   Upon the acquisition of the property purchased during the year ended December 31, 1997, the Fund has invested all the proceeds of
the offering allocable to investments in real estate.   The Fund
has no material capital commitments. In the opinion of management of the Fund, each property is adequately covered by insurance.

Compliance with 95% REIT taxable income test

   The Fund is required, under the Code, to make distributions of an amount not less than 95% of its REIT taxable income during the year. See Item 5 for detail on distributions made in 1998 and 1997.

   The amount required to have been paid for the year ended
December 31, 1997 approximated $679,000.

   The amount required to have been paid for the year ended December 31, 1998 approximated $701,000. In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Results of Operations - 1998 Compared to 1997

   Results of operations for the year ended December 31, 1998 reflected rental income of approximately $1,338,000. Total income was approximately $1,353,000 which consisted primarily of rental income. Total expenses were approximately $510,000 and net income was approximately $844,000.

   Total income was approximately $1,353,000 in 1998 compared to approximately $1,360,000 in 1997, a decrease of approximately $7,000. This decrease was due to a decrease in interest and other income of $13,000 and an increase in rental income of $6,000. A Firestone/Jiffy Lube facility was purchased in 1997, which accounts for the decrease in interest income and the increase in rental income.

  Total expenses incurred in 1998 were approximately $510,000 compared to approximately $540,000 in 1997, a decrease of approximately $30,000. The decrease was due primarily to a decrease in acquisition costs in the amount of $33,000, general and administrative expenses of $20,000 and directors fees in the amount of $5,000. The decline in acquisition expense was the result of the 1997 purchase of the Fund's last property. General and administrative expenses decreased primarily as a result of a decline in professional fees. Partially offsetting these decreases were increases in bad debt and depreciation expenses of $17,000 and $10,000, respectively. Bad debt expense increased as a result of the bankruptcy of the original tenant at the Country Harvest Buffet property (as detailed more fully below).

  The Country Harvest Buffet tenant discontinued its operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. The tenant continued to pay its rent on a timely basis through the end of 1997. In January, 1998, Country Harvest Buffet Restaurants, Inc. filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. However, prior to this filing, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. To avoid complications of a rejection of the main lease under bankruptcy law, the Fund agreed to a novation of the main lease. Moon Buffet opened for business mid-April 1998.

  The tenant of the On The Border property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International), has stated its intention to honor the lease and cooperate with the Fund to cause the property to be re-occupied.
In addition the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel owned by the Fund. Per the purchase contract the monetary damages from this condemnation were paid to HMG/Courtland Properties, the developer of the property (the "Developer"). The Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant or purchaser for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease. The Fund has a pending sale contract on this property to an unaffiliated third party in the amount of approximately $1,533,000. If this sale is consummated, it is anticipated that the Fund will actively pursue the acquisition of an additional property.

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

  Total expenses incurred in 1997 were approximately $540,000 compared to approximately $483,000 in 1996, an increase of approximately $57,000. The increase was due primarily to increased expenses such as depreciation in the amount of approximately $38,000 as a result of the increase in the number of properties owned increased from six in the beginning of 1996 to nine by the end of 1997. Other expenses, such as advisory fees, have increased approximately $17,000. Pursuant to the terms of the Advisory Agreement, following the termination of the offering on February 25, 1996, the Advisor was entitled to an annual advisory fee payable monthly, in an amount equal to the greater of : (i) .60% of gross proceeds, or (ii) $175,000. Accordingly, the Advisory fee is $175,000 annually.

Item 7. Consolidated Financial Statements.

  See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-KSB for financial statements where applicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

The Directors and Officers of the Fund are:

  Name                       Position(s) with the Fund
  Mr. Jerome J. Brault       Chairman of the Board of Directors,
                             President and Chief Executive
                             Officer
  Mr. James L. Brault        Director, Executive Vice President
                             and Secretary
  Mr. Jeff A. Jacobson       Director
  Mr. Gregory S. Kobus       Director
  Mr. Kenneth S. Nelson      Director
  Mr. Hugh K. Zwieg          Director
  Mr. Thomas E. Murphy       Chief Financial Officer(Principal
                             Accounting Officer)

  MR. JEROME J. BRAULT (age 65) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of seven publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust, L.L.C. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 38) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities, which act as the general partners of seven publicly registered real estate programs. He is the president and a director of Brauvin Capital Trust, Inc. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. JEFF A. JACOBSON (age 37) has been a director of the Fund since its offering. Mr. Jacobson is currently a Managing Director of Security Capital Global Capital Management Group Incorporated,
a wholly owned affiliate of Security Capital Group Incorporated. Prior to joining Security Capital Group in September 1997, Mr. Jacobson was a Managing Director responsible for fixed income investment activities at LaSalle Partners Limited, an international institutional and corporate real estate investment manager and services provider headquartered in Chicago, Illinois. Mr. Jacobson joined LaSalle Partners in 1986 and worked at LaSalle through 1988 when he joined the Jacobson Group, a family owned real estate development company located in Naples, Florida. Mr. Jacobson
returned to LaSalle Partners in 1990.   Mr. Jacobson received a
B.A. in Economics from Stanford University in 1984 and a M.A. from the Food Research Institute of Stanford University, Palo Alto, California in 1984.




  MR. GREGORY S. KOBUS (age 49) has been a director of the Fund since its offering. Mr. Kobus became Chairman and President of Hawthorn Bank, Mundelein, Illinois in 1992. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

  MR. KENNETH S. NELSON (age 49) has been a director of the Fund since its offering. Mr. Nelson is currently Managing Director and head of Corporate Real Estate for Bank One Corporation. Mr. Nelson joined First Chicago NBD Corporation the predecessor of Bank One in 1983 as vice president and manager of its Washington, D.C. Real Estate Office. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

  MR. HUGH K. ZWIEG (age 39) has been a director of the Fund since its offering. Mr. Zwieg is Senior Vice President of CMD Corporation since 1989. Mr. Zwieg is responsible for the placement of all debt and equity capital and management of all institutional relationships. In addition, he oversees the financial structuring of all CMD's investments and sales. Prior thereto, Mr. Zwieg was Vice President of Investment Management of Balcor Company, a real estate investment subsidiary of Shearson Lehman, from 1987 to 1989, where he managed a $500 million real estate portfolio with responsibility for the operations, leasing, financing and sales strategy for the properties. During his tenure, he also worked in the Special Projects Group, which was responsible for the recapitalization and workout of problem assets in Balcor's Equity and Debt portfolios. Mr. Zwieg began his career at the First National Bank of Chicago where he was a commercial real estate loan officer. Mr. Zwieg received a B.B.A. in 1982 and an M.B.A. in 1983, both from the University of Wisconsin in Madison, Wisconsin.


    MR. THOMAS E. MURPHY (age 32) is the treasurer and chief financial officer of the Fund. He is the chief financial officer of various Brauvin entities, which act as general partners of seven publically registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc. and Brauvin Securities, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers and directors were complied with.


Item 10.  Executive Compensation.

  The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 1998 and 1997 was approximately $18,000 and $23,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

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

  Pursuant to the terms of the Selling Agreement, Brauvin Securities, Inc. ("BSI"), an affiliate of the Advisor, is entitled to placement charges of 5.50% of the gross proceeds of the Fund's offering, all of which will be reallowed to placement agents. In addition, BSI is entitled to a marketing and due diligence expense allowance fee equal to 0.50% of the gross proceeds to reimburse marketing and due diligence expenses, some portion of which may be reallowed to placement agents. The Fund was reimbursed placement charges of $6,867, and was reimbursed marketing and due diligence expense allowance fees of $615, in 1997, to BSI.

  Pursuant to the terms of the Prospectus, the Advisor was reimbursed $137,666 in 1997 for certain expenses related to the costs of sales and informational meetings.

  Pursuant to the terms of the Advisory Agreement, the Fund had incurred or paid the Advisor a non-accountable expense allowance in an amount equal to 2.5% of the gross proceeds of the offering which in 1998 and 1997 were $3,086 and $3,536, respectively.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive acquisition fees for services rendered in connection with the selection or acquisition of any property however designated as real estate commissions, selection fees, development fees, or any fees of a similar nature. Such acquisition fees may not exceed the lesser of (a) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing business in the same geographic locale and for comparable properties or (b) 3.5% of the gross proceeds of the Fund's offering. The Fund will also reimburse the Advisor an amount estimated to be 0.75% of the gross proceeds of the offering in connection with any expenses attendant to the acquisition of properties whether or not acquired. Acquisition fees of $16,678 and acquisition expenses of $5,913 were paid by the Fund in 1997 to the Advisor.

  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an advisory fee, payable monthly, following the termination of the offering, in an amount equal to the greater of:
(i) .60% of gross proceeds, or (ii) $175,000. Advisory fees of $175,000 were paid by the Fund in both 1998 and 1997.

  Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $12,693 and $11,865 were incurred and payable by the Fund in 1998 and 1997 respectively, to BMC.

  Messrs. Jerome J. Brault and James L. Brault are the managers of the Advisor. Messrs. Jerome J. Brault, James L. Brault and Thomas
E. Murphy are officers of BSI and BMC. In addition, Mr. Jerome J. Brault has a controlling interest and Mr. James L. Brault has a nominal interest in the Advisor. Mr. Jerome J. Brault also has a 50% ownership interest in BSI and an interest in BMC.

Item 13. Exhibits and Reports on Form 8-K.

    (a) Exhibits required by the Securities and Exchange Commission Regulation S-B, Item 601:

            Exhibit No.    Description
            *3(a)          Amended Articles of Incorporation of
                           Brauvin Net Lease V, Inc.
            *3(b)          By-laws of Brauvin Net Lease V, Inc.
            *4             Specimen Stock Certificate
            **10(a)        Advisory Agreement
            **10(b)        Assignment and Assumption Agreement
                           among Brauvin Realty Advisors V, Inc.,
                           Brauvin Realty Advisors V, L.L.C., the
                           Fund and Jerome Brault
            *10(c)         Agreement of Purchase and Sale between
                           Country Harvest Buffet Restaurants,
                           Inc. and Brauvin, Inc. on behalf of
                           the Fund dated November 11, 1994
            *10(d)         Lease between Country Harvest Buffet
                           Restaurants, Inc. and Brauvin, Inc. on
                           behalf of the Fund dated November 21,
                           1994
            *10(e)         Agreement of Purchase and Sale between
                           Bomasada Investment Group II, L.L.C.
                           ("Bomasada") and Brauvin, Inc. on
                           behalf of the Fund dated December 12,
                           1994 (with lease between Bomasada and
                           Blockbuster Videos, Inc. dated March
                           23, 1994 attached)
            *10(f)         Testing and Remediation License
                           Agreement between Bomasada and Diamond
                           Shamrock Stations, Inc. dated July 8,
                           1994
            *10(g)         Assignment of Shopping Center Lease by
                           and between Blockbuster Investment
                           Group II L.L.C. and the Fund dated
                           January 31, 1995
            *10(h)         Assignment of Testing and Remediation
                           License Agreement between Bomasada and
                           the Fund dated January 31, 1995.
            *10(i)         Agreement of Purchase and Sale between
                           HMG/Courtland Properties, Inc. ("HMG")
                           and Brauvin, Inc., on behalf of the
                           Fund dated December 19, 1994 (with
                           lease between Sugar Grove Investment
                           Associates, Ltd. and On The Border
                           Corporation dated as of January 25,
                           1993, including amendments, attached)
            *10(j)         Assignment and Assumption Agreement
                           (regarding On The Border Corporation
                           Lease) between HMG and the Fund dated
                           January 6, 1995.
            *10(k)         Contract for Sale and Purchase between
                           Chilly Land, Inc. and Brauvin, Inc. on
                           behalf of the Fund dated March 28,
                           1995.
            *10(l)         Assignment of Lease and Other Property
                           (regarding the Chili's Property)
                           between Chilly Land, Inc. and the Fund
                           dated April 13, 1995 (with the Lease
                           Agreement dated December 7, 1988
                           between Birmingham Retail Center
                           Associates, Ltd. and Sunstate Alabama
                           Restaurant Corporation, as amended by
                           letter agreements dated December 5,
                           1988 and February 15, 1989 attached).
            *10(m)         Agreement of Purchase and Sale between
                           KCBB, Inc. and Brauvin, Inc., on
                           behalf of the Fund dated December 15,
                           1994 (with lease between KCBB, Inc.
                           and Just For Feet, Inc. dated November
                           9, 1994 attached).
            *10(n)         Assignment of Lease (regarding Just
                           For Feet Lease) between Legacy Group
                           L.L.C. and Brauvin Net Lease V, Inc.
                           dated May 23, 1995.
            *10(o)         Agreement of Purchase and Sale between
                           Loves Park Development Corporation
                           ("Loves Park") and Brauvin, Inc., on
                           behalf of the Fund dated July 11, 1995
                           (with lease between Roscoe Development
                           Corporation (assignor to Loves Park)
                           and Video Watch, Inc. dated October 5,
                           1994 attached).
            *10(p)         Assignment of Lease (regarding Video
                           Watch) between Loves Park and Brauvin
                           Net Lease V, Inc. dated July 31, 1995.
            ***10(q)       Agreement of Purchase and Sale between
                           P. One Sioux Falls Investors, Inc.
                           and, Brauvin, Inc., on behalf of the
                           Fund dated February 12, 1996 (with
                           lease between P. One Sioux Falls
                           Investors, Inc. and Pier 1 Imports
                           (U.S.), Inc. dated June 5, 1995
                           attached).
            ***10(r)       Assignment and Assumption Agreement
                           between P. One Sioux Falls Investors,
                           Inc. and the Fund dated February 12,
                           1996.
            ***10(s)       Purchase and Sale Agreement between
                           Germantown Associates Limited
                           Partnership and Germantown Associates,
                           Inc., on behalf of the Fund dated
                           January 21, 1997 (with schedule of
                           leases between (1) Lewis J. Stowe, III
                           and Firestone Tire & Rubber Company
                           now known as Bridgestone/Firestone,
                           Inc. as amended dated September 25,
                           1986; and (2) Lewis J. Stowe, III and
                           Jiffy Lube of Pennsylvania, Inc., as
                           amended dated June 11, 1986.  Both
                           leases are attached)
            ***10(t)       Assignment and Assumption Agreement
                           between Germantown Associates Limited
                           Partnership and Germantown Associates,
                           Inc. dated January 21, 1997.
            ****16         Letter of Ernst & Young LLP dated
                           December 10, 1996
            21             Subsidiaries of the small business
                           issuer
            23             Independent Auditors' Consent
            27             Financial Data Schedule

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


                              BRAUVIN NET LEASE V, INC.
                              (Registrant)


Date: 3/31/99              By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title               Date

/s/ Jerome J. Brault                            3/31/99
Jerome J. Brault      Chairman, President
                      and Chief Executive
                      Officer


/s/ Jeff A. Jacobson                            3/31/99
Jeff A. Jacobson       Director


/s/ Kenneth S. Nelson                           3/31/99
Kenneth S. Nelson      Director


/s/ James L. Brault                             3/31/99
James L. Brault        Director, Executive
                       Vice President and
                       Secretary


/s/ Gregory S. Kobus                            3/31/99
Gregory S. Kobus       Director



/s/ Hugh K. Zwieg                               3/31/99
Hugh K. Zwieg          Director


/s/ Thomas E. Murphy                            3/31/99
Thomas E. Murphy       Chief Financial
                       Officer (Principal
                       Accounting Officer)

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheet, December 31, 1998. . . . . . . . . . . .F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1998 and 1997 . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998 and 1997 . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows for the years
 ended December 31, 1998 and 1997. . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-7


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Brauvin Net Lease V, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Brauvin Net Lease V, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Net Lease V, Inc. and subsidiary at December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 1999

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET

                                               December 31,
                                                   1998
ASSETS
Investment in real estate, at cost:
  Land                                          $ 3,979,586
  Buildings                                       7,632,199
                                                 11,611,785
  Less: Accumulated depreciation                   (620,134)
Net investment in real estate                    10,991,651
Cash and cash equivalents                           321,725
Tenant receivables                                      173
Deferred rent receivable                            282,926
Organization costs (net of
  accumulated amortization of
  $33,833)                                            1,167
Total Assets                                    $11,597,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                      $    24,539
Rents received in advance                            26,248
Due to affiliates                                    56,849
Total Liabilities                                   107,636
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none issued                                            --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,294,960 outstanding                              13,372
Additional paid-in capital                       11,653,378
Accumulated deficit                                (176,744)
Total Stockholders' Equity                       11,490,006
Total Liabilities and Stockholders'
  Equity                                        $11,597,642

          See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31,

                                           1998         1997
INCOME
Rental                                  $1,337,993   $1,331,713
Interest and other                          15,504       28,210

  Total income                           1,353,497    1,359,923

EXPENSES
Directors fees                              18,000       23,225
Advisory fees                              175,000      175,000
Management fees                             12,693       11,865
General and administrative                  86,046      105,950
Bad debt expense                            17,158           --
Acquisition costs                               --       33,211
Depreciation and amortization              200,676      190,902
  Total expenses                           509,573      540,153

Net Income                               $ 843,924    $ 819,770
Net Income Per Share
 (based on average shares
  outstanding of 1,276,072
  and 1,274,855, respectively
  for the years ended
  December 31, 1998 and 1997)           $     0.66   $     0.64















          See notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 1998 and 1997

                          Common Stock
                   Number               Paid-in  (Accumulated
                 of Shares   Amount     Capital     Deficit)      Total
Balance at
 January 1,
   1997          1,296,185  $12,962    $11,863,544  $(79,778)  $11,796,728
Net income              --       --             --    819,770      819,770
Dividends               --       --             --   (906,457)    (906,457)
Liquidation of stock,
 net of issuance of
 stock, net of
 selling commissions
 and other offering
 costs of $165,026  (5,916)    (59)       (224,124)        --     (224,183)

Balance at
 December 31,
  1997                1,290,269  12,903  11,639,420  (166,465)  11,485,858
Net income                   --      --          --   843,924      843,924
Dividends                    --      --          --  (854,203)    (854,203)
Issuance of stock,
 net of selling
 commissions and
 other offering
 costs of $32,482,
 net of
 liquidations             4,691     469      13,958        --       14,427

Balance at
 December 31,
  1998                1,294,960 $13,372 $11,653,378 $(176,744) $11,490,006

Ordinary and non-taxable dividends amounted to $738,268 and $115,935, respectively for the year ended December 31, 1998. Ordinary and non-taxable dividends amounted to $714,575 and $191,882 for the year ended December 31, 1997.


           See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOW
                      Years ended December 31,

                                                        1998         1997
Cash Flows From Operating Activities:
Net income                                            $843,924    $ 819,770
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of organization costs                       7,000        7,000
Depreciation                                           193,676      183,902
Acquisition costs charged off                               --       33,211
Bad debt expense                                        17,158           --
Changes in:
   Tenant receivables                                  (16,936)         (17)
   Deferred rent receivable                            (94,102)    (104,260)
   Prepaid expenses                                         --        3,001
   Accounts payable and accrued expenses                 3,901       (1,146)
   Rents received in advance                           (15,155)      (8,170)
   Due to affiliates                                     1,966          950
Net cash provided by operating activities              941,432      934,241

Cash Flows From Investing Activities:
Capital expenditures                                   (83,343)          --
Purchase of properties                                      --   (1,525,289)
Cash used in investing activities                      (83,343)  (1,525,289)

Cash Flows From Financing Activities:
Issuance of stock net of liquidations                   46,909      (59,157)
Selling commissions and other
  offering costs                                       (32,482)    (165,026)
Dividends                                             (854,203)    (906,457)
Net cash used in
  financing activities                                (839,776)  (1,130,640)

Net increase (decrease) in cash
  and cash equivalents                                  18,313   (1,721,688)
Cash and cash equivalents at
  beginning of year                                    303,412    2,025,100
Cash and cash equivalents at end of year            $  321,725  $   303,412



           See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the years ended December 31, 1998 and 1997

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

  The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 1998, the Fund had sold 1,294,960 shares and the gross proceeds raised were $13,387,442, net of liquidations of $437,852, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

  Federal Income Taxes

  For the years ended December 31, 1998 and 1997, the Fund continued to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.



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

  The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998 or 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1998 and 1997.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 1998 and 1997 were as follows:

                                        1998                  1997
Selling commissions
  (reimbursement)                     $     --              $ (6,867)
Costs of sales and
 informational meetings                     --               137,666
Due diligence (reimbursement)
  fees                                      --                  (615)
Advisory fees                          175,000               175,000
Dividend
 reinvestment fees                       1,279                 1,448
Management fees                         12,693                11,865
Nonaccountable fees                      3,086                 3,536
Acquisition fees
 and expenses                               --                22,591
                                     $ 192,058             $ 344,624

  As of December 31, 1998 the Fund made all payments to affiliates except for $53,914 for advisory fees, $869 for management fees, $617 for dividend reinvestment fees and $1,449 of nonaccountable fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared since January
1, 1997:
                                          Annualized
 Declaration      Record          Payment      Dividend
   Date(a)         Dates           Date          Rate     Amount
 1/31/97      10/1/96-12/31/96    2/15/97          7%    $229,517
  5/8/97        1/1/97-3/31/97    5/15/97          7%     224,034
  8/7/97        4/1/97-6/30/97    8/15/97          7%     224,907
 11/6/97        7/1/97-9/30/97   11/15/97          7%     227,999
 1/29/98      10/1/97-12/31/97    2/15/98          7%     227,354
  5/7/98        1/1/98-3/31/98    5/15/98        6.5%     206,711
  8/6/98        4/1/98-6/30/98    8/15/98       6.75%     217,606
 11/2/98        7/1/98-9/30/98   11/15/98        6.2%     202,531
 2/15/99      10/1/98-12/31/98    2/15/99        6.9%     224,972

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At December 31, 1998, there were approximately 52,176 shares purchased through the Reinvestment Plan and approximately 43,785 shares liquidated.



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

  The following is a schedule of noncancelable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 1998:

     Year ending December 31:           1999     $ 1,285,017
                                        2000       1,323,948
                                        2001       1,325,613
                                        2002       1,333,001
                                        2003       1,346,262
                                     Thereafter    8,232,674
                                                 $14,846,515

                          Exhibit 21

             Subsidiaries of Small Business Issuer


                                   State of          Names under which
Subsidiary                    Incorporation   Subsidiary does business

Germantown                         Illinois          Montgomery County
Associates, Inc.                                      Associates, Inc.
                           EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration
Statement No. 333-03899 of Brauvin Net Lease V, Inc. on Form S-3 of our report dated February 16, 1999 appearing in the Annual Report on Form 10-KSB of Brauvin Net Lease V, Inc. for the year ended
December 31, 1998.


/s/ Deloitte & Touche LLP


Chicago, Illinois
February 16, 1999