Form 10QSB
period 1999-03-31
BRAUVIN NET LEASE V INC
filed 1999-05-17
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

   For the quarterly period ended   March 31, 1999

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

                        (312)759-7660
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No        .

As of May 14, 1999, the registrant had 1,297,106 shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              INDEX


                 PART I - FINANCIAL INFORMATION
                                                                 Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at March 31, 1999 . . . . . . . . 4

        Consolidated Statements of Operations, for the
        three months ended March 31, 1999 and 1998 . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1999 and 1998 . . . . . . . . . 6

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

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1998 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                     March 31,
                                       1999
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785
  Less accumulated depreciation                  (668,575)
Net investment in real estate                  10,943,210
Cash and cash equivalents                         374,635
Deferred rent receivable                          299,615
Total Assets                                  $11,617,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                     $    8,403
Rents received in advance                          82,323
Due to affiliates                                  56,081
Total Liabilities                                 146,807

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,297,106 shares issued
  and outstanding                                  12,971
Additional paid-in capital                     11,644,525
Retained (deficit)                               (186,843)
Total Stockholders' Equity                     11,470,653
Total Liabilities and Stockholders'
  Equity                                      $11,617,460




         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended March 31, 1999 and 1998
                          (Unaudited)

                                       1999         1998
INCOME
Rental                                     $333,952   $ 338,454
Interest and other                            2,945       2,885

  Total income                              336,897     341,339

EXPENSES
Directors fees                                4,000       4,000
Advisory fees                                43,750      43,750
Management fees                               3,747       3,007
General and administrative                   20,919      18,168
Bad debt expense                                 --       8,438
Depreciation and amortization                49,608      48,969

  Total expenses                            122,024     126,332

Net Income                                 $214,873    $215,007

Net Income Per Share
  (based on average shares
  outstanding of 1,294,643
  and 1,289,464, respectively
  for the three months ended
  March 31, 1999 and 1998)                 $   0.17    $   0.17












        See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended March 31, 1999 and 1998
                          (Unaudited)

                                                      1999        1998
Cash Flows From Operating Activities:
Net income                                         $ 214,873   $ 215,007
Adjustments to reconcile net income to
  net cash provided by operating activities:
Amortization of organization costs                     1,167       1,750
Depreciation                                          48,441      47,219
Provision for doubtful accounts                           --       8,438
Changes in:
  Tenant receivables                                     173     (16,764)
  Deferred rent receivables                          (16,689)    (29,382)
  Accounts payable and
      accrued expenses                               (16,136)     (9,649)
  Rent received in advance                            56,075     (16,024)
  Due to affiliates                                     (768)        503

Net cash provided by operating
  activities                                         287,136     201,098

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations                21,439      12,386
Selling commissions and other
  offering costs                                     (30,693)    (31,711)
Dividends                                           (224,972)   (227,354)
Net cash used in
  financing activities                              (234,226)   (246,679)

Net increase (decrease) in cash
  and cash equivalents                                52,910     (45,581)
Cash and cash equivalents at
  beginning of period                                321,725     303,412
Cash and cash equivalents at
  end of period                                     $374,635    $257,831











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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 1999, the Fund had sold 1,297,106 shares and the gross proceeds raised were $13,420,066, net of liquidations of $449,037, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

    Federal Income Taxes

    For the year ended December 31, 1999, the Fund intends to be treated as a REIT under the Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.

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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1999 or December 31, 1998. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 1999 or the year ended December 31, 1998.

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

    The fair value estimates presented herein are based on information available to management as of March 31, 1999, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                                         1999                  1998
Advisory fees                          $43,750               $43,750
Dividend
  reinvestment fees                        330                   357
Management fees                          3,747                 3,007
Nonaccountable fees                        816                   885
                                       $48,643               $47,999

  As of March 31, 1999 the Fund made all payments to affiliates except for $53,914 for advisory fees, $1,549 for management fees, and $618 for dividend reinvestment fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                          Annualized
Declaration      Record       Payment      Dividend
  Date(a)         Dates        Date          Rate       Amount
  5/8/97      1/1/97-3/31/97    5/15/97          7%    $224,034
  8/7/97      4/1/97-6/30/97    8/15/97          7%     224,907
 11/6/97      7/1/97-9/30/97   11/15/97          7%     227,999
 1/29/98     10/1/97-12/31/97   2/15/98          7%     227,354
  5/7/98      1/1/98-3/31/98    5/15/98        6.5%     206,711
  8/6/98      4/1/98-6/30/98    8/15/98       6.75%     217,606
 11/2/98      7/1/98-9/30/98   11/15/98        6.2%     202,531
 2/15/99     10/1/98-12/31/98   2/15/99        6.9%     224,972
 5/6/99       1/1/99-3/31/99    5/14/99          7%     223,603

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At March 31, 1999, there were approximately 55,438 shares purchased through the Reinvestment Plan and approximately 42,666 shares liquidated.

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

  The Fund's computer information technology systems consist of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Fund does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Fund has no internally generated software coding to correct as all of the Fund's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

  The Fund has two main software packages that contain date sensitive information: (i) accounting and (ii) investor relations. In 1997, the Fund initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Fund to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

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

  The most reasonably likely worst case scenario for the Fund with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Fund temporarily suffering a depletion of the Fund's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Fund has no formal Year 2000 contingency plan.

Liquidity and Capital Resources

   As of March 31, 1999, the Fund had received $11,657,496 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $449,037.

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

  Results of Operations
     (Amounts rounded to nearest $000's)

     The Fund generated net income of $215,000 for the three months ended March 31, 1999 and 1998.

  Total income for the three months ended March 31, 1999 was $337,000 as compared to $341,000 for the same three month period in 1998, a decrease of $4,000. The $4,000 decrease is a result of a decrease in rental income of $4,000, primarily associated with a decline in deferred rental income associated with lease modifications.

  For the three months ended March 31, 1999 total expenses were $122,000 as compared to $126,000 for the same three month period in 1998, a decrease of $4,000. The $4,000 net decrease was the result of an $8,000 decrease in bad debt expense as a result of the 1998 bankruptcy of one of the Funds tenants (as described below) and a $3,000 increase in general and administrative expense.

  The Country Harvest Buffet tenant discontinued its operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. The tenant continued to pay its rent on a timely basis through the end of 1997. In January 1998, Country Harvest Buffet Restaurants, Inc. filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. However, prior to this filing, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. To avoid complications of a rejection of the main lease under bankruptcy law, the Fund agreed to a novation of the main lease. Moon Buffet opened for business mid-April 1998.

  The tenant of the On The Border property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International), has stated its intention to honor the lease and cooperate with the Fund to cause the property to be re-occupied.
In addition the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel owned by the Fund. Per the purchase contract the monetary damages from this condemnation were paid to HMG/Courtland
Properties, the developer of the property (the "Developer").   The
Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant or purchaser for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease. The Fund has a pending sale contract on this property to an unaffiliated third party in the amount of approximately $1,533,000. At March 31, 1999 the carry value of this property was approximately $1,300,000. If this sale is consummated, it is anticipated that the Fund will actively pursue the acquisition of an additional property.

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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                     Executive Vice President and Secretary


               DATE: May 17, 1999


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: May 17, 1999