Form 10QSB
period 1999-06-30
BRAUVIN NET LEASE V INC
filed 1999-08-16
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

        For the quarterly period ended   June 30, 1999
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of August 13,1999, the registrant had 1,294,567 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .







                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                         Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at June 30, 1999. . . . . . . . . 4

        Consolidated Statements of Operations, for the
        six months ended June 30, 1999 and 1998. . . . . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended June 30, 1999 and 1998. . . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1999 and 1998. . . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  15

                  PART II - OTHER INFORMATION
        Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .20

        Item 2. Changes in Securities. . . . . . . . . . . . . . . .20

        Item 3. Defaults Upon Senior Securities. . . . . . . . . . .20

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

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 1999, Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998, Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998, and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1998 Annual Report on Form 10-KSB.



























                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                               June 30,
                                                 1999

ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785
  Less accumulated depreciation                  (717,016)
Net investment in real estate                  10,894,769
Cash and cash equivalents                         406,597
Tenant receivable                                   8,721
Deferred rent receivable                          316,304
Total Assets                                  $11,626,391

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                     $   12,449
Rents received in advance                          69,921
Due to affiliates                                  55,487
Total Liabilities                                 137,857

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,300,232 shares issued
  and outstanding                                  13,002
Additional paid-in capital                     11,674,997
Retained earnings (deficit)                      (199,465)
Total Stockholders' Equity                     11,488,534
Total Liabilities and Stockholders'
  Equity                                      $11,626,391


         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                            1999         1998

INCOME
Rental                                     $668,509    $643,434
Interest and other                            6,038       5,553

  Total income                              674,547     648,987

EXPENSES
Directors fees                                8,000       7,000
Advisory fees                                87,500      87,500
Management fees                               6,726       6,301
General and administrative                   48,418      56,821
Bad debt expense                                 --      17,158
Depreciation and amortization                98,049     100,424

  Total expenses                            248,693     275,204

Net Income                                 $425,854    $373,783

Net Income Per Share
  (based on average shares
  outstanding of 1,295,185
  and 1,285,955, respectively
  for the six months ended
  June 30, 1999 and 1998)                  $   0.33                $  0.29










        See notes to consolidated financial statements.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended June 30, 1999 and 1998
                          (Unaudited)

                                            1999          1998

INCOME
Rental                                     $334,557    $304,980
Interest and other                            3,093       2,668

  Total income                              337,650     307,648

EXPENSES
Directors fees                                4,000       3,000
Advisory fees                                43,750      43,750
Management fees                               2,979       3,294
General and administrative                   27,499      38,653
Bad debt expense                                 --       8,720
Depreciation and amortization                48,441      51,455

  Total expenses                            126,669     148,872

Net Income                                 $210,981    $158,776

Net Income Per Share
  (based on average shares
  outstanding of 1,298,689
  and 1,292,912, respectively
  for the three months ended
  June 30, 1999 and 1998)                  $   0.16    $   0.12












        See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended June 30, 1999 and 1998
                          (Unaudited)

                                                       1999      1998

Cash Flows From Operating Activities:
Net income                                         $ 425,854   $ 373,783
Adjustments to reconcile net income to
  net cash provided by operating activities:
Amortization of organization costs                     1,167       3,500
Depreciation                                          96,882      96,924
Provision for doubtful accounts                           --      17,158
Changes in:
  Tenant receivables                                  (8,548)    (16,763)
  Deferred rent receivables                          (33,378)    (22,758)
  Accounts payable and
      accrued expenses                               (12,090)     41,088
  Rent received in advance                            43,673     (10,713)
  Due to affiliates                                   (1,362)        436

Net cash provided by operating
  activities                                         512,198     482,655

Cash Flows From Investing Activities:
Capital expenditures                                      --     (85,523)
Cash used in investing activities                         --     (85,523)

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations                52,724      42,471
Selling commissions and other
  offering costs                                     (31,475)    (32,464)
Dividends                                           (448,575)   (434,065)
Net cash used in
  financing activities                              (427,326)   (424,058)

Net increase (decrease) in cash
  and cash equivalents                                84,872     (26,926)
Cash and cash equivalents at
  beginning of period                                321,725     303,412
Cash and cash equivalents at
  end of period                                     $406,597    $276,486





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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 1999, the Fund had sold 1,300,232 shares and the gross proceeds raised were $13,451,351, net of liquidations of $449,037, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1999 or December 31, 1998. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June
30, 1999 or the year ended December 31, 1998.

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

    The fair value estimates presented herein are based on information available to management as of June 30, 1999, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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




    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 1999 and 1998 were as follows:

                                         1999                  1998
Advisory fees                          $87,500               $87,500
Dividend
  reinvestment fees                        638                   661
Management fees                          6,726                 6,301
Nonaccountable fees                      1,597                 1,637
                                       $96,461               $96,099

  As of June 30, 1999 the Fund made all payments to affiliates except for $53,914 for advisory fees, and $1,573 for management fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                          Annualized
Declaration      Record       Payment      Dividend
  Date(a)         Dates        Date          Rate      Amount
  5/8/97     1/1/97-3/31/97    5/15/97          7%    $224,034
  8/7/97     4/1/97-6/30/97    8/15/97          7%     224,907
 11/6/97     7/1/97-9/30/97   11/15/97          7%     227,999
 1/29/98   10/1/97-12/31/97    2/15/98          7%     227,354
  5/7/98     1/1/98-3/31/98    5/15/98        6.5%     206,711
  8/6/98     4/1/98-6/30/98    8/15/98       6.75%     217,606
 11/2/98     7/1/98-9/30/98   11/15/98        6.2%     202,531
 2/15/99   10/1/98-12/31/98    2/15/99        6.9%     224,972
  5/6/99     1/1/99-3/31/99    5/14/99          7%     223,603
  8/5/99     4/1/99-6/30/99    8/15/99          7%     226,660

(a) Dividends were declared on a daily basis.


   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At June 30, 1999, there were approximately 58,567 shares purchased through the Reinvestment Plan and approximately 44,904 shares liquidated.

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

Liquidity and Capital Resources

   As of June 30, 1999, the Fund had received $11,687,999 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $449,037.

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

Results of Operations for the six months ended June 30, 1999 and
1998.   (Amounts rounded to nearest $000's)

     The Fund generated net income of $426,000 for the six months ended June 30, 1999 as compared to net income of $374,000 for the same six month period in 1998. The reason for the $52,000 increase in net income is set forth below.

     Total income for the six months ended June 30, 1999 was $675,000, as compared to $649,000 for the same six month period in 1998, an increase of $26,000. The increase was a result of a $25,000 increase in rental income and a $1,000 increase in interest and other income. The increase in rental income was a result of the Moon Buffet restaurant which opened for business mid-April 1998, therefore the Fund has received six months of income for the period ended June 30, 1999 compared to two months for the period ended June 30, 1998.

     For the six months ended June 30, 1999, total expenses were $249,000 as compared to $275,000 for the same six month period in 1998, a decrease of $26,000. The decrease was due to a decrease in general and administrative expenses of $8,000 and a decrease in bad debt expense of $17,000. The decrease in bad debt expense was a result of the 1998 bankruptcy of one of the Funds tenants (as described below).

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

  The tenant of the On The Border property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International), has stated its intention to honor the lease and cooperate with the Fund to cause the property to be re-occupied.
In addition the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel owned by the Fund. Per the purchase contract the monetary damages from this condemnation were paid to HMG/Courtland
Properties, the developer of the property (the "Developer").   The
Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant or purchaser for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease. As reported previously, the Fund had a pending sale contract on this property to an unaffiliated third party in the amount of approximately $1,533,000, however, as a result of certain contingencies contained within the agreement the sale contract has been voided. At June 30, 1999 the carry value of this property was approximately $1,300,000.

Results of Operations for the three months ended June 30, 1999 and
1998.   (Amounts rounded to nearest $000's)

  The Fund generated net income of $211,000 for the three months ended June 30, 1999 as compared to net income of $159,000 for the three months ended June 30, 1998.

  Total income for the three months ended June 30, 1999 was $338,000 as compared to $308,000 for the same three month period in 1998, an increase of $30,000. The $30,000 increase was due to an increase in rental income from Moon Buffet in 1999 when compared to 1998. For the period in 1998, Moon Buffet was granted certain rental concessions per the terms of the lease agreement as an incentive to lease the property, while no such concessions were granted in the three month period ended June 30, 1999.

  For the three months ended June 30, 1999, total expenses were $127,000 as compared to $149,000 for the same three month period in 1998, a decrease of $22,000. The decrease is mainly due to a decrease of general and administrative expenses of $12,000 and a decrease in bad debt expense of $9,000.











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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: August 16, 1999


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: August 16, 1999