Form 10QSB
period 1999-09-30
BRAUVIN NET LEASE V INC
filed 1999-11-15
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

        For the quarterly period ended    September 30, 1999

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

As of November 12, 1999, the registrant had 1,297,545 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              INDEX

                 PART 1 - FINANCIAL INFORMATION
                                                                   Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at September 30, 1999 . . . . . . 4

        Consolidated Statements of Operations, for the
        nine months ended September 30, 1999 and 1998. . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended September 30, 1999 and 1998 . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1999 and 1998. . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  15

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . .        20

Item 2. Changes in Securities  . . . . . . . . . . . . . . .        20

Item 3. Defaults Upon Senior Securities   . . . . . . . . .         20

Item 4. Submission of Matters to a Vote of Security
        Holders           . . . . . . . . . . . . . . . . . . . . . 20

Item 5. Other Information . . . . .  . . . . . . . . . . . . . . .  20

Item 6. Exhibits and Reports on Form 8-K  .  .  .  .  . . . . . . . 20

Signatures . . . .  . . . . . . . . . . . . . . . . . . . . . . . . 21

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of September 30, 1999, Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998, Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998, and Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1998 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                            September 30,
                                                 1999

ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785
  Less accumulated depreciation                  (765,457)
Net investment in real estate                  10,846,328
Cash and cash equivalents                         410,232
Tenant receivable                                   3,016
Deferred rent receivable                          332,993
  Total Assets                                $11,592,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    18,598
Rents received in advance                          72,656
Due to affiliates                                  55,010
  Total Liabilities                               146,264

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,297,545 shares issued
  and outstanding                                  12,975
Additional paid-in capital                     11,647,397
Retained deficit                                 (214,067)
Total Stockholders' Equity                     11,446,305
Total Liabilities and Stockholders'
  Equity                                      $11,592,569


         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the nine months ended September 30,
                          (Unaudited)


                                           1999         1998

INCOME
Rental                                   $1,007,291   $ 987,808
Interest and other                            9,574      12,553

  Total income                            1,016,865   1,000,361

EXPENSES
Directors fees                               12,000      10,000
Advisory fees                               131,250     131,250
Management fees                               9,957       9,849
General and administrative                   79,256      71,532
Bad debt expense                                 --      17,158
Depreciation and amortization               146,490     150,614

  Total expenses                            378,953     390,403

Net Income                               $  637,912    $609,958

Net Income Per Share
  (based on average shares
  outstanding of 1,288,054
  and 1,283,068, respectively
  for the nine months ended
  September 30, 1999 and 1998)           $     0.50    $   0.48







        See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                          (Unaudited)


                                           1999          1998

INCOME
Rental                                     $338,782    $344,374
Interest and other                            3,536       7,000

  Total income                              342,318     351,374

EXPENSES
Directors fees                                4,000       3,000
Advisory fees                                43,750      43,750
Management fees                               3,231       3,548
General and administrative                   30,838      14,711
Depreciation and amortization                48,441      50,190

  Total expenses                            130,260     115,199

Net Income                                 $212,058    $236,175

Net Income Per Share
  (based on average shares
  outstanding of 1,295,997
  and 1,295,868, respectively
  for the three months ended
  September 30, 1999 and 1998)             $   0.16    $   0.18



        See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended September 30,
                          (Unaudited)
                                                     1999         1998
Cash Flows From Operating Activities:
Net income                                          $637,912   $609,958
Adjustments to reconcile net income to
  net cash provided by operating activities:
Amortization of organization costs                     1,167      5,250
Depreciation                                         145,323    145,364
Provision for doubtful accounts                           --     17,158
Changes in:
  Tenant receivables                                 (2,843)    (16,763)
  Deferred rent receivables                         (50,067)    (58,430)
  Accounts payable and
      accrued expenses                               (5,941)     11,440
  Rent received in advance                           46,408      16,541
  Due to affiliates                                  (1,839)      1,349

Net cash provided by operating
  activities                                         770,120    731,867

Cash Flows From Investing Activities:
Capital expenditures                                      --    (85,523)
Cash used in investing activities                         --    (85,523)

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations                25,842     18,032
Selling commissions and other
  offering costs                                    (32,220)    (33,191)
Dividends                                          (675,235)   (651,671)
Net cash used in
  financing activities                             (681,613)   (666,830)

Net increase (decrease) in cash
  and cash equivalents                                88,507    (20,486)
Cash and cash equivalents at
  beginning of period                                321,725    303,412
Cash and cash equivalents at
  end of period                                    $ 410,232  $ 282,926

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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At September 30, 1999, the Fund had sold 1,297,545 shares and the gross proceeds raised were $13,481,148, net of liquidations of $505,716, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1999 or December 31, 1998. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended September 30, 1999 or the year ended December 31, 1998.

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

    The fair value estimates presented herein are based on information available to management as of September 30, 1999, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; tenant receivable; accounts payable and accrued expense; rents received in advance; and due to affiliates.

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

    Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive acquisition fees for services rendered in connection with the selection or acquisition of any property however designated as real estate commissions, selection fees, development fees, or any fees of a similar nature. Such acquisition fees may not exceed the lesser of: (a) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing business in the same geographic locale and for comparable properties; or (b) 3.5% of the gross proceeds of the Fund's offering. The Fund will also reimburse the Advisor an amount estimated to be 0.75% of the gross proceeds of the offering in connection with any expenses attendant to the acquisition of properties whether or not acquired.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the nine months ended September
30, 1999 and 1998 were as follows:

                                        1999                 1998
Advisory fees                         $131,250              $131,250
Dividend
  reinvestment fees                        948                   987
Management fees                          9,957                 9,849
Nonaccountable fees                      2,343                 2,364
Reimburseable office
   expense                               5,789                    --
                                      $150,287              $144,450

  As of September 30, 1999 the Fund made all payments to affiliates except for $53,914 for advisory fees, and $1,096 for management fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                         Annualized
Declaration    Record        Payment      Dividend
  Date(a)       Dates         Date          Rate      Amount
5/8/97     1/1/97-3/31/97    5/15/97        7%       $224,034
8/7/97     4/1/97-6/30/97    8/15/97        7%        224,907
11/6/97    7/1/97-9/30/97    11/15/97       7%        227,999
1/29/98    10/1/97-12/31/97  2/15/98        7%        227,354
5/7/98     1/1/98-3/31/98    5/15/98        6.5%      206,711
8/6/98     4/1/98-6/30/98    8/15/98        6.75%     217,606
11/2/98    7/1/98-9/30/98    11/15/98       6.2%      202,531
2/15/99    10/1/98-12/31/98  2/15/99        6.9%      224,972
5/6/99     1/1/99-3/31/99    5/14/99        7%        223,603
8/5/99     4/1/99-6/30/99    8/15/99        7%        226,660
11/4/99    7/1/99-9/30/99    11/15/99       7.25%     236,848

(a)  Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At September 30, 1999, there were approximately 61,547 shares purchased through the Reinvestment Plan and approximately 50,572 shares liquidated.

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

Liquidity and Capital Resources

   As of September 30, 1999, the Fund had received $11,660,372 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $505,716.

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

Results of Operations for the nine months ended September 30, 1999 and 1998.
  (Amounts rounded to nearest $000's)

  The Fund generated net income of $638,000 for the nine months ended September 30, 1999 as compared to net income of $610,000 for the same nine month period in 1998. The reason for the $28,000 increase in net income is set forth below.

  Total income for the nine months ended September 30, 1999 was $1,017,000, as compared to $1,000,000 for the same nine month period in 1998, an increase of $17,000. The increase was a result of a $19,000 increase in rental income and a $3,000 decrease in interest and other income. The increase in rental income was a result of the Moon Buffet restaurant which opened for business mid-April 1998, therefore the Fund has received nine months of income for the period ended September 30, 1999 compared to five months for the period ended September 30, 1998.

  For the nine months ended September 30, 1999, total expenses were $379,000 as compared to $390,000 for the same nine month period in 1998, a decrease of $11,000. The decrease was mainly due to a decrease in bad debt expense of $17,000. The decrease in bad debt expense was a result of the 1998 bankruptcy of one of the Fund's tenants (as described below).

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

  Just for Feet has filed for bankruptcy on or about November 1, 1999. The tenant continues to pay rent on a timely basis. Details of the reorganization are forthcoming.

  The tenant of the Taylor Rental property has discontinued operations on or about March 1, 1999, however, the tenant continues to pay rent on timely basis.

Results of Operations for the three months ended September 30, 1999 and 1998.
  (Amounts rounded to nearest $000's)

  The Fund generated net income of $212,000 for the three months ended September 30, 1999 as compared to net income of $236,000 for the three months ended September 30, 1998, a decrease of approximately $24,000.

  Total income for the three months ended September 30, 1999 was $342,000 as compared to $351,000 for the same three month period in 1998, a decrease of $11,000. The $11,000 decrease is a result of a decrease of rental income of $11,000, primarily associated with a decline in deferred rental income associated with lease modifications.

  For the three months ended September 30, 1999, total expenses were $130,000 as compared to $115,000 for the same three month period in 1998, an increase of $15,000. The increase is mainly due to an increase of legal expenses of $15,000 related to the discontinued operations of On the Border.

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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                     Executive Vice President and Secretary


               DATE:  November 15, 1999


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE:  November 15, 1999