Form 10KSB
period 1999-12-31
BRAUVIN NET LEASE V INC
filed 2000-03-30
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the
        Securities Exchange Act of  1934.

             For the fiscal year ended December 31, 1999

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,361,122.

The aggregate market value of the Common Stock held by non-affiliates as of March 30, 2000 was $12,963,114. As of March 30,
2000, the registrant had 1,296,311 shares of Common Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .

                       BRAUVIN NET LEASE V, INC.
                  1999 FORM 10-KSB ANNUAL REPORT

                              INDEX

                              PART I
                                                              Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  10

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . .  10

                             PART II

Item 5. Market for Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . . . .  11

        Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  14

        Item 7. Consolidated Financial Statements. . . . . . . . . .18

        Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .  18

                             PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of
        the Exchange Act . . . . . . . . . . . . . . . . . . . . .  19

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . .  24

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .  24

Item 12.Certain Relationships and Related Transactions . . . . . .  24

Item 13.Exhibits and Reports on Form 8-K   . . . . . . . . . . . .  26

        Signatures . . . . . . . . . . . . . . . . . . . . . . . .  30

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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan is available for those stockholders who wish to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 1999, the Fund had outstanding 1,300,510 shares and the gross proceeds raised were $13,510,798, excluding liquidations of $505,716, and including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

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

   On November 4, 1999, Just For Feet, Inc. filed for Chapter ll bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware. On January 27, 2000, Just for Feet, Inc. announced that its previous efforts to negotiate a sale of the assets, had been unsuccessful. Just for Feet, Inc. has filed for Bankruptcy Court approval to sell all or various parts of its assets in a court-approved auction. Following the auction, Just for Feet, Inc. will wind down and eventually cease operations.

   In March 2000, the Fund received notice that the lease for this property was purchased by Footstar through the auction process.
This lease process should not affect the terms of the Just For Feet lease.

Hollywood Entertainment

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

Pier 1 Imports

   On May 3, 1996, the Fund purchased the land and a 10,834 square foot building underlying a Pier 1 Imports store (the "Pier 1 Property"), located in Sioux Falls, South Dakota from P. One Sioux Falls Investors, Inc., an unaffiliated party, for $1,375,000 plus closing costs. The Pier 1 Property has been leased to Pier 1 Imports, Inc. ("Pier 1"), under a triple net, ten-year lease ending February 28, 2006. The lease requires Pier 1 to pay a minimum base rent each month in the amount of $13,046.

Taylor Rental

   On November 22, 1996, the Fund purchased the land and a 5,000 square foot building underlying the Taylor Rental Facility (the "Taylor Property") located in Jacksonville, Florida, from an unaffiliated party, for $650,000 plus closing costs. The Taylor Property has been leased to General Rental and is guaranteed by Stanley Works Corporation, under a triple net lease, for a remaining term ending July 31, 2007. The lease requires General Rental to pay base rent each month in the amount of $5,811 with rent escalations every three years based upon 66% of CPI increase.

   In the first quarter of 1999, General Rental discontinued its operations. Stanley Works is currently seeking a new subtenant for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease.

Jiffy Lube & Firestone

   On February 20, 1997, effective as of January 22, 1997, the Fund, through a wholly-owned subsidiary intended to qualify as a qualified REIT subsidiary, purchased two buildings consisting of a 6,580 square foot building and the underlying land which was occupied by a Firestone Tire & Service Center facility (the "Firestone Facility") and a 2,440 square foot building and the underlying land which was occupied by a Jiffy Lube oil change facility (the "Jiffy Lube Facility"), both located in East Norriton Township, Pennsylvania from an unaffiliated party for $1,450,000 plus closing costs. The Firestone Facility was subject to an existing lease to Bridgestone/Firestone Inc. ("Firestone") under a triple net lease (except the landlord is responsible for structural, roof and exterior repairs) for an initial term of 25 years ending January 31, 2013 which requires Firestone to pay a minimum base rent each month in the amount of $7,975 plus periodic increases and percentage rent. Bridgestone-Firestone, Inc. is in the process of a national remodeling program for its retail stores which will include painting, new counters, customer lounge and new merchandise display fixtures and exterior painting. The program is scheduled to begin in February , 2000 with an average expenditure of $50,000 per store. Bridgestone-Firestone, Inc. believes that their remodeling program will attract new customers to their stores and surrounding businesses. The Jiffy Lube Facility was subject to an existing lease to Jiffy Lube International of Maryland, Inc. ("Jiffy Lube") under a triple net lease for an initial term of 20 years ending May 8, 2007 which requires Jiffy Lube to pay a minimum base rent each month in the amount of $6,570 plus periodic increases and percentage rent.

   In the opinion of management, the Fund has provided for adequate insurance coverage of its real estate investment properties.

   As of December 31, 1999 all the Funds properties are fully occupied with the exception of the On The Border Restaurant and the Taylor Rental Facility.

   All the Funds properties are being depreciated over 40 years for financial reporting and 39 years for tax reporting. The federal tax basis of all the Fund's properties is approximately
$11,528,400.


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

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                            PART II

Item 5. Market for the Issuer's Common Equity and Related
        Stockholder Matters.

   At December 31, 1999 there were 715 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance exists that there will be a public market for the shares, shares may be redeemed or transferred as discussed below.

Redemption of Shares

   After the termination of the offering, any stockholder (excluding the Advisor or its affiliates who may not sell the shares represented by the initial investment while the Advisor remains the advisor to the Fund, but who may transfer the shares to an affiliate) who acquired or received shares directly from the Fund or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Fund for redemption at any time subject to the availability of proceeds in accordance with the procedures outlined in the Fund's Prospectus. Subject to the conditions described in the Fund's Prospectus, the Fund is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be investment proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds for any quarter will be used to redeem Eligible Shares presented for redemption for the following quarter. If the full amount of Reinvestment Proceeds available for redemption for any given quarter exceeds the amount necessary for such redemptions, the remaining amount may be held for subsequent redemptions or may be invested by the Fund in additional properties as described in the Fund's Prospectus. If the full amount of Reinvestment Proceeds available for redemption for any given quarter is insufficient to make all the requested redemptions, the Fund will redeem the Eligible Shares presented for redemption on a first come basis. As of March 30, 2000, the Fund has received completed redemption requests for approximately $401,015 that have not yet been redeemed by the Fund due to insufficient Reinvestment Plan proceeds.

   Upon presentment of Eligible Shares to the Fund for redemption, the redemption price will be the offering price per Eligible Share ($10.00 per share) from the termination of the offering until the third anniversary of the termination of the Offering (February 25, 2000) and thereafter at a price determined on the basis of the annual valuation of the Fund assets. The Board of Directors, in their sole discretion, may determine, prior to listing the shares for trading on an exchange or market, that it is appropriate to pay a higher or lower price than described above. In determining whether a price adjustment is appropriate, the Board of Directors would consider a variety of factors, including whether the Fund's net book value is substantially less than a share valuation based on the Fund's present and historic dividend rates and underlying value of the properties. Any such price adjustment will be made with respect to all shares redeemed during the period the price adjustment is in effect. The Board of Directors will announce any price adjustment and the time period of its effectiveness as part of its regular communications with stockholders. Any shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Fund. Once the shares are listed for trading on an exchange or included for quotation on a formal market, whether prior to or subsequent to the third anniversary of the termination of the offering, the redemption price will be the market price of the shares on such exchange or market and no price adjustment will be made.

   In accordance with the Company's original investment objective, during the first quarter of 2000, the Board of Directors approved a plan to have the Company's shares listed on the OTC Bulletin Board under the symbol "yyBNL". Accordingly, the future price of all additional shares of stock purchased (or redeemed) under the Reinvestment Plan will now be based on market activity. Specifically, the Board of Directors approved the Reinvestment price to be based on the weighted average of actual trades in the 30 days prior to the end of each quarter, or to the extent there is no activity, the average of the bid/ask price during the period.

   The Board of Directors, in their sole discretion, may amend or suspend the plan at any time they determine, provided that such amendment or suspension is in the best interest of the Fund.



   Because of the timing of the listing of the shares closely coincided with the February 15, 2000, distribution the Board of Directors has determined that the Dividend Reinvestment Plan should be suspended for the February 15, 2000 distribution. This was done to give shareholders an opportunity to fully consider the current changes in the Dividend Reinvestment Plan.

Transfer of Shares

   All shares are fully transferable, subject only to restrictions which would cause loss of REIT status. However, each person acquiring shares must comply with the procedures in the Prospectus prior to any share transfer being recorded on the books and records of the Fund.

   Dividends

   Below is a table summarizing the dividends declared since
January 1, 1998:
                                                Annualized
      Declaration      Record       Payment      Dividend
        Date(a)         Dates        Date          Rate        Amount

       1/29/98     10/1/97-12/31/97    2/15/98      7%       $227,354
        5/7/98      1/1/98-3/31/98     5/15/98      6.5%      206,711
        8/6/98      4/1/98-6/30/98     8/15/98      6.75%     217,606
       11/2/98      7/1/98-9/30/98    11/15/98      6.2%      202,531
       1/28/99    10/1/98-12/31/98     2/15/99      6.9%      224,972
        5/6/99      1/1/99-3/31/99     5/15/99      7.0%      223,602
        8/5/99      4/1/99-6/30/99     8/15/99      7.0%      226,660
       11/4/99      7/1/99-9/30/99    11/15/99     7.25%      236,848
       1/27/00   10/01/99-12/31/99     2/15/00     7.25%      237,390
(a) Dividends were declared on a daily basis.

   In order to qualify as a REIT, the Fund is required to distribute dividends to its Stockholders in an amount at least equal to 95% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements. See "Management's Discussion and Analysis or Plan of Operation".




Item 6. Management's Discussion and Analysis or Plan of Operation.

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

   The computer information technology systems which support the Fund consist of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. These systems do not have equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, there is no internally generated software coding to correct as all of the software is purchased and licensed from external providers.


   The Fund utilizes two main software packages that contain date sensitive information: (i) accounting and (ii) investor relations. In 1997, a program was initiated and completed to convert from the existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. All costs associated with these conversions were expensed by the Fund as incurred, and were not material. Management does not believe that any further expenditures will be necessary for the systems to be Year 2000 compliant.

   The Fund did not experience any problems with its computer systems or software as a result of the change from the year 1999 to the year 2000. Although it is possible that problems may arise in the future from time to time.

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

   The most reasonably likely worst case scenario for the Fund with respect to the Year 2000 issue would have been the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Fund temporarily suffering a depletion of the Fund's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Fund has no formal Year 2000 contingency plan.

   The Fund has not experienced any material adverse impact on its operations or its relationships with tenants, vendors or others.

Liquidity and Capital Resources

    As of December 31, 1999, the Fund had received $11,689,281 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $505,716.


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

Compliance with 95% REIT taxable income test

   The Fund is required, under the Code, to make distributions of an amount not less than 95% of its REIT taxable income during the year. See Item 5 for detail on distributions made in 1999 and 1998.

   The amount required to have been paid for the year ended
December 31, 1998 approximated $701,000.

   The amount required to have been paid for the year ended December 31, 1999 approximated $796,000. In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Results of Operations - 1999 Compared to 1998

   Total income for the year ended December 31, 1999, was approximately $1,361,000 of which $1,345,000 was rental income.
Total expenses were approximately $492,000 and net income was approximately $869,000.

   Total income was approximately $1,361,000 in 1999 compared to approximately $1,353,000 in 1998, an increase of approximately $8,000. This increase was due to an increase in rental income of $7,000 and an increase in interest and other income of $1,000. The increase in rental income was due to increases in base rents at several properties during 1999.

   Total expenses incurred in 1999 were approximately $492,000, compared to approximately $510,000 in 1998, a decrease of approximately $18,000. The decrease was due primarily to a decrease in bad debt expense in the amount of $17,000. Bad debt expense decreased as a result of the sublease to Moon Buffet by the Country Harvest Buffet property which had filed for bankruptcy in 1998.

Results of Operations - 1998 Compared to 1997

   Total income for the year ended December 31, 1998, was approximately $1,353,000, of which $1,338,000 was rental income.
Total expenses were approximately $510,000 and net income was approximately $844,000.

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

  The tenant of the On The Border property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International), has stated its intention to honor the lease and cooperate with the Fund to cause the property to be re-occupied. In addition, the adjacent highway is in the process of being widened which has resulted in the condemnation of a portion of the frontage of the parcel owned by the Fund. Per the purchase contract, the monetary damages from this condemnation were paid to HMG/Courtland Properties, the developer of the property (the "Developer"). The Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International in order to locate a subtenant or purchaser for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease.

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

The Directors and Officers of the Fund are:

  Name                     Position(s) with the Fund
  Mr. Jerome J. Brault     Chairman of the Board of Directors,
                           President and Chief Executive Officer
  Mr. James L. Brault      Director, Executive Vice President and
                           Secretary
  Mr. Jeff A. Jacobson     Director
  Mr. Gregory S. Kobus     Director
  Mr. Kenneth S. Nelson    Director
  Mr. Hugh K. Zwieg        Director
  Mr. Thomas E. Murphy     Treasurer and Chief Financial
                           Officer(Principal Accounting Officer)

   MR. JEROME J. BRAULT (age 66) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust, L.L.C. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 39) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is the president and a director of Brauvin Capital Trust, Inc. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. JEFF A. JACOBSON (age 38) has been a director of the Fund since its offering. Until the first quarter of 2000, Mr. Jacobson was a Managing Director of Security Capital Global Capital Management Group Incorporated, a wholly owned affiliate of Security Capital Group Incorporated. Prior to joining Security Capital Group in September 1997, Mr.Jacobson was a Managing Director responsible for fixed income investment activities at LaSalle Partners Limited, an international institutional and corporate real estate investment manager and services provider headquartered in Chicago, Illinois. Mr. Jacobson joined LaSalle Partners in 1986 and worked at LaSalle through 1988 when he joined the Jacobson Group, a family owned real estate development company located in Naples, Florida. Mr. Jacobson
returned to LaSalle Partners in 1990.   Mr. Jacobson received a
B.A. in Economics from Stanford University in 1984 and a M.A. from the Food Research Institute of Stanford University, Palo Alto, California in 1984.


   MR. GREGORY S. KOBUS (age 50) has been a director of the Fund since its offering. Mr. Kobus became Chairman and President of Hawthorn Bank, Mundelein, Illinois in 1992. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

   MR. KENNETH S. NELSON (age 50) has been a director of the Fund since its offering. Mr. Nelson is currently Managing Director and head of Corporate Real Estate for Bank One Corporation. Mr. Nelson joined First Chicago NBD Corporation the predecessor of Bank One in 1983 as vice president and manager of its Washington, D.C. Real Estate Office. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

   MR. HUGH K. ZWIEG (age 40) has been a director of the Fund since its offering. Mr. Zwieg is Senior Vice President of CMD Corporation since 1989. Mr. Zwieg is responsible for the placement of all debt and equity capital and management of all institutional relationships. In addition, he oversees the financial structuring of all CMD's investments and sales. Prior thereto, Mr. Zwieg was Vice President of Investment Management of Balcor Company, a real estate investment subsidiary of Shearson Lehman, from 1987 to 1989, where he managed a $500 million real estate portfolio with responsibility for the operations, leasing, financing and sales strategy for the properties. During his tenure, he also worked in the Special Projects Group, which was responsible for the recapitalization and workout of problem assets in Balcor's Equity and Debt portfolios. Mr. Zwieg began his career at the First National Bank of Chicago where he was a commercial real estate loan officer. Mr. Zwieg received a B.B.A. in 1982 and an M.B.A. in 1983, both from the University of Wisconsin in Madison, Wisconsin.


    MR. THOMAS E. MURPHY (age 33) is the treasurer and chief financial officer of the Fund. He is the chief financial officer of various Brauvin entities, which act as general partners of five publically registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc. and Brauvin Securities, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers and directors were complied with.


Item 10.  Executive Compensation.

   The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 1999 and 1998 was approximately $20,000 and $18,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

Item 11.Security Ownership of Certain Beneficial Owners and
        Management.

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

   Pursuant to the terms of the Advisory Agreement, the Fund incurred or paid the Advisor a non-accountable expense allowance in an amount equal to 2.5% of the gross proceeds of the offering which in 1999 and 1998 were $3,084 and $3,086, respectively.

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

   Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an advisory fee, payable monthly, following the termination of the offering, in an amount equal to the greater of:
(i) .60% of gross proceeds, or (ii) $175,000. Advisory fees of $175,000 were paid by the Fund in both 1999 and 1998.

   Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $13,198 and $12,693 were incurred and payable by the Fund in 1999 and 1998 respectively, to BMC.


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


                              BRAUVIN NET LEASE V, INC.
                              (Registrant)


Date: 3/30/00              By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                       Date

/s/ Jerome J. Brault
Jerome J. Brault      Chairman, President
                      and Chief Executive Officer      3/30/00


/s/ Jeff A. Jacobson
Jeff A. Jacobson       Director                        3/30/00


/s/ Kenneth S. Nelson
Kenneth S. Nelson      Director                        3/30/00

s/ James L. Brault
James L. Brault        Director, Executive
                       Vice President and Secretary    3/30/00


/s/ Gregory S. Kobus
Gregory S. Kobus       Director                        3/30/00


/s/ Hugh K. Zwieg
Hugh K. Zwieg          Director                        3/30/00


/s/ Thomas E. Murphy
Thomas E. Murphy       Treasurer and Chief
                       Financial Officer
                       (Principal Accounting Officer)  3/30/00

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report  . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheet, December 31, 1999. . . . . . . . . . . .F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1999 and 1998 . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999 and 1998 . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows for the years
 ended December 31, 1999 and 1998. . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-7


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.

             INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Brauvin Net Lease V, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Brauvin Net Lease V, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Net Lease V, Inc. and subsidiary at December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 2000

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET

                                              December 31,
                                                  1999
ASSETS
Investment in real estate, at cost:
  Land                                          $ 3,979,586
  Buildings                                       7,632,199
                                                 11,611,785

  Less: Accumulated depreciation                   (813,898)
Net investment in real estate                    10,797,887

Cash and cash equivalents                           460,111
Tenant receivables                                    3,926
Deferred rent receivable                            349,682

Total Assets                                    $11,611,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                      $    14,562
Rents received in advance                            72,713
Due to affiliates                                    55,008
  Total Liabilities                                 142,283
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none issued                                            --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,300,510 outstanding                              13,005
Additional paid-in capital                       11,676,276
Accumulated deficit                                (219,958)
  Total Stockholders' Equity                     11,469,323
Total Liabilities and Stockholders'
  Equity                                        $11,611,606

          See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31,


                                           1999           1998

Rental                                  $1,344,617   $1,337,993
Interest and other                          16,505       15,504

  Total income                           1,361,122    1,353,497

EXPENSES
Directors fees                              20,000       18,000
Advisory fees                              175,000      175,000
Management fees                             13,198       12,693
General and administrative                  89,124       86,046
Bad debt expense                                --       17,158
Depreciation and amortization              194,931      200,676

  Total expenses                           492,253      509,573

Net Income                              $  868,869    $ 843,924
Net Income Per Share
 (based on average shares
  outstanding of 1,272,055
  and 1,276,072, respectively
  for the years ended
  December 31, 1999 and 1998)           $     0.68    $    0.66








          See notes to consolidated financial statements

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 1999 and 1998

                         Common Stock
               Number                   Paid-in (Accumulated
            of Shares       Amount      Capital     Deficit)    Total
Balance at
 January 1,
   1998     1,290,269     $12,903  $11,639,420   $(166,465) $11,485,858
Net income         --          --           --     843,924      843,924
Dividends          --          --           --    (854,203)    (854,203)
Issuance of stock,
net of selling
commissions and
other offering
costs of $32,482,
net of
liquidations     4,691          47      14,380          --      14,427

Balance at
 December 31,
  1998       1,294,960      12,950  11,653,800    (176,744) 11,490,006

Net income           -         -            -      868,869     868,869
Dividends            -         -            -     (912,083)   (912,083)
Issuance of stock,
net of selling
commissions and
other offering
costs of $32,961,
net of
liquidations      5,550          55     22,476            -     22,531

Balance at
 December 31,
 1999         1,300,510   $13,005  $11,676,276  $(219,958) $11,469,323


* Ordinary and non-taxable dividends amounted to $838,362 and $73,721 respectively for the year ended December 31, 1999. Ordinary and non-taxable dividends amounted to $738,268 and $115,935 for the year ended December 31, 1998.


            See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years ended December 31,

                                                     1999       1998
Cash Flows From Operating Activities:
Net income                                          $868,869   $843,924
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                        194,931    200,676
Bad debt expense                                          --     17,158
Changes in:
      Tenant receivables                              (3,753)   (16,936)
      Deferred rent receivable                       (66,756)   (94,102)
      Accounts payable and accrued expenses           (9,977)     3,901
      Rents received in advance                       46,465    (15,155)
      Due to affiliates                               (1,841)     1,966

Net cash provided by operating activities          1,027,938    941,432

Cash Flows From Investing Activities:
Capital expenditures                                      --    (83,343)

Cash used in investing activities                         --    (83,343)
Cash Flows From Financing Activities:
Issuance of stock net of liquidations                 55,492     46,909
Selling commissions and other
  offering costs                                     (32,961)   (32,482)
Dividends                                           (912,083)  (854,203)
Net cash used in
  financing activities                              (889,552)  (839,776)
Net increase in cash
  and cash equivalents                               138,386     18,313
Cash and cash equivalents at
  beginning of year                                  321,725    303,412
Cash and cash equivalents at end of year            $460,111   $321,725







          See notes to consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 1999 and 1998

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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 1999, the Fund had sold 1,300,510 shares and the gross proceeds raised were $13,005,082, net of liquidations of $505,716, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

   Federal Income Taxes

   For the years ended December 31, 1999 and 1998, the Fund continued to be treated as a REIT under Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.



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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1999 or 1998. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1999 and 1998.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 1999, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

   Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to a non-accountable expense allowance in an amount equal to 2.5% of the cumulative gross proceeds of the offering.

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


   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 1999 and 1998 were as follows:

                                   1999                       1998

Advisory fees                         $175,000              $175,000
Dividend
 reinvestment fees                       1,248                 1,279
Management fees                         13,198                12,693
Nonaccountable fees                      3,084                 3,086
Reimbursable office expenses             5,789                    --

                                      $198,319              $192,058

   As of December 31, 1999 the Fund made all payments to affiliates except for $53,914 for advisory fees, and $1,094 for management fees.

(3)  DIVIDENDS

   Below is a table summarizing the dividends declared since
January 1, 1998:
                                            Annualized
   Declaration      Record       Payment     Dividend
     Date(a)        Dates          Date      Rate         Amount

 1/29/98    10/1/97-12/31/97    2/15/98      7.0%       $227,354
  5/7/98      1/1/98-3/31/98    5/15/98      6.5%        206,711
  8/6/98      4/1/98-6/30/98    8/15/98     6.75%        217,606
 11/2/98      7/1/98-9/30/98   11/15/98      6.2%        202,531
 1/28/99    10/1/98-12/31/98    2/15/99      6.9%        224,972
  5/6/99      1/1/99-3/31/99    5/15/99      7.0%        223,602
  8/5/99      4/1/99-6/30/99    8/15/99      7.0%        226,660
 11/4/99      7/1/99-9/30/99   11/15/99     7.25%        236,848
 1/27/00    10/1/99-12/31/99    2/15/00     7.25%        237,390

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. The price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At December 31, 1999, there were approximately 64,512 shares purchased through the Reinvestment Plan and approximately 50,572 shares liquidated.

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

   The following is a schedule of noncancelable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 1999:

     Year ending December 31:           2000  $ 1,331,206
                                        2001    1,332,871
                                        2002    1,343,467
                                        2003    1,359,020
                                        2004    1,368,092
                                  Thereafter    7,016,931
                                              $13,751,587

      Exhibit 21

              Subsidiaries of Small Business Issuer


                                   State of          Names under which
Subsidiary                    Incorporation   Subsidiary does business

Germantown                         Illinois          Montgomery County
Associates, Inc.                                      Associates, Inc.

                        EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration
Statement No. 333-03899 of Brauvin Net Lease V, Inc. on Form S-3 of our report dated February 16, 2000 appearing in the Annual Report on Form 10-KSB of Brauvin Net Lease V, Inc. for the year ended
December 31, 1999.



/s/ Deloitte & Touch LLP

Chicago, Illinois
February 16, 2000