Form 10QSB
period 2000-03-31
BRAUVIN NET LEASE V INC
filed 2000-05-19
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

        For the quarterly period ended   March 31, 2000

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

As of May 19, 2000, the registrant had 1,297,590 shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                              INDEX


                 PART I - FINANCIAL INFORMATION
                                                         Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at March 31, 2000 . . . . . . . . 4

        Consolidated Statements of Operations, for the
        three months ended March 31, 2000 and 1999 . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 2000 and 1999 . . . . . . . . . 6

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

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 2000, Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 and Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1999 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                               March 31,
                                                 2000
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785

  Less accumulated depreciation                  (862,339)
Net investment in real estate                  10,749,446

Cash and cash equivalents                         388,425
Tenant receivables                                 23,625
Deferred rent receivable                          356,638

Total Assets                                  $11,518,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                     $   13,649
Rents received in advance                          71,042
Due to affiliates                                  55,027
Total Liabilities                                 139,718

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,296,310 shares issued
  and outstanding                                  12,962
Additional paid-in capital                     11,604,565
Retained (deficit)                               (239,111)
Total Stockholders' Equity                     11,378,416
Total Liabilities and Stockholders'
  Equity                                      $11,518,134

         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended March 31, 2000 and 1999
                          (Unaudited)

                                             2000         1999
INCOME
Rental                                     $339,757    $333,952
Interest and other                            4,247       2,945

  Total income                              344,004     336,897

EXPENSES
Directors fees                                4,000       4,000
Advisory fees                                43,750      43,750
Management fees                               3,289       3,747
General and administrative                   18,435      20,919
Bad debt expense                              7,852          --
Depreciation and amortization                48,441      49,608

  Total expenses                            125,767     122,024

Net Income                                 $218,237    $214,873

Net Income Per Share
  (based on average shares
  outstanding of 1,296,136
  and 1,294,643, respectively
  for the three months ended
  March 31, 2000 and 1999)                 $   0.17    $   0.17

        See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended March 31, 2000 and 1999
                          (Unaudited)

                                                      2000        1999
Cash Flows From Operating Activities:
Net income                                         $ 218,237   $ 214,873
Adjustments to reconcile net income to
  net cash provided by operating activities:
Amortization of organization costs                        --       1,167
Depreciation                                          48,441      48,441
Provision for doubtful accounts                        7,852          --
Changes in:
  Tenant receivables                                 (27,551)        173
  Deferred rent receivables                           (6,956)    (16,689)
  Accounts payable and
      accrued expenses                                  (913)    (16,136)
  Rent received in advance                            (1,671)     56,075
  Due to affiliates                                       19        (768)

Net cash provided by operating
  activities                                         237,458     287,136

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations               (42,000)     21,439
Selling commissions and other
  offering costs                                     (29,754)    (30,693)
Dividends                                           (237,390)   (224,972)
Net cash used in
  financing activities                              (309,144)   (234,226)

Net (decrease)increase in cash
  and cash equivalents                               (71,686)     52,910
Cash and cash equivalents at
  beginning of period                                460,111     321,725
Cash and cash equivalents at
  end of period                                     $388,425    $374,635



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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 2000, the Fund had sold 1,296,310 shares and the gross proceeds raised were $12,963,082, net of liquidations of $547,716, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

    Federal Income Taxes

    For the year ended December 31, 2000, the Fund intends to be treated as a REIT under Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.

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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2000 or December 31, 1999. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 2000 or the year ended December 31, 1999.

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

    The fair value estimates presented herein are based on information available to management as of March 31, 2000, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March 31, 2000 and 1999 were as follows:


                                         2000                  1999
Advisory fees                          $43,750               $43,750
Dividend
  reinvestment fees                         --                   330
Management fees                          3,289                 3,747
Nonaccountable fees                         --                   816
                                       $47,039               $48,643

  As of March 31, 2000 the Fund made all payments to affiliates except for $53,914 for advisory fees and $1,113 for management fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                                    Annualized
Declaration                 Record       Payment      Dividend
 Date(a)                     Dates        Date          Rate      Amount

 1/29/98              10/1/97-12/31/97    2/15/98        7.0%    $227,354
  5/7/98                1/1/98-3/31/98    5/15/98        6.5%     206,711
  8/6/98                4/1/98-6/30/98    8/15/98       6.75%     217,606
 11/2/98                7/1/98-9/30/98   11/15/98        6.2%     202,531
 2/15/99              10/1/98-12/31/98    2/15/99        6.9%     224,972
  5/6/99                1/1/99-3/31/99    5/14/99        7.0%     223,602
  8/5/99                4/1/99-6/30/99    8/15/99        7.0%     226,660
 11/4/99                7/1/99-9/30/99   11/15/99       7.25%     236,848
 1/27/00              10/1/99-12/31/99    2/15/00       7.25%     237,390
  5/4/00                1/1/00-3/31/00    5/15/00       7.25%     233,673

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. Prior to the first quarter of 2000, the price per share purchased through the Reinvestment Plan was $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At March 31, 2000, there were approximately 64,512 shares purchased through the Reinvestment Plan and approximately 54,772 shares liquidated.

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

Liquidity and Capital Resources

  As of March 31, 2000, the Fund had received $11,617,527 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $547,716.

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

Results of Operations
     (Amounts rounded to nearest $000's)

     The Fund generated net income of $218,000 for the three months ended March 31, 2000 as compared to net income of $215,000 for the same three month period in 1999.

  Total income for the three months ended March 31, 2000 was $344,000 as compared to $337,000 for the same three month period in 1999, an increase of $7,000. The $7,000 increase is a result of a $6,000 increase in rental income and a $1,000 increase in interest income.

  For the three months ended March 31, 2000 total expenses were $126,000 as compared to $122,000 for the same three month period in 1999, an increase of $4,000. The $4,000 net increase was the result of an $8,000 increase in bad debt expense off set by a $3,000 decrease in general and administrative expense and a $1,000 decrease in depreciation expense. Bad debt expense increased during the period ended March 31, 2000 as a result of the Just For Feet tenant filing for Chapter 11 bankruptcy protection in November 1999. Since filing for bankruptcy protection, Just For Feet neglected to pay the December scheduled rent increase per the terms of the lease, therefore, the Fund has determined that this amount is uncollectible. Further, in March of 2000, the Fund received notice that the lease for this property had been purchased by Footstar. Footstar is operating the property and has continued to make all ongoing rental payments to the Fund.

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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: May 19, 2000


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: May 19, 2000