Form 10QSB
period 2000-06-30
BRAUVIN NET LEASE V INC
filed 2000-08-16
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

        For the quarterly period ended   June 30, 2000
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of August 14, 2000, the registrant had 1,297,590 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                         Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at June 30, 2000. . . . . . . . . 4

        Consolidated Statements of Operations, for the
        six months ended June 30, 2000 and 1999. . . . . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended June 30, 2000 and 1999. . . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 2000 and 1999. . . . . . . . . . . 7

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

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 2000, Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999, Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999, and Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 1999 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                June 30,
                                                  2000
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785

  Less accumulated depreciation                  (910,779)
Net investment in real estate                  10,701,006

Cash and cash equivalents                         477,876
Tenant receivables                                  3,374
Deferred rent receivable                          363,593

Total Assets                                  $11,545,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    13,397
Rents received in advance                          84,088
Due to affiliates                                  69,394
Total Liabilities                                 166,879

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,297,333 shares issued
  and outstanding                                  12,972
Additional paid-in capital                     11,614,532
Retained (deficit)                               (248,534)
Total Stockholders' Equity                     11,378,970
Total Liabilities and Stockholders'
  Equity                                      $11,545,849

         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                             2000         1999

INCOME
Rental                                     $679,515    $668,509
Interest and other                            9,341       6,038

  Total income                              688,856     674,547

EXPENSES
Directors fees                                7,000       8,000
Advisory fees                                87,500      87,500
Management fees                               6,962       6,726
General and administrative                   40,174      48,418
Bad debt expense                              7,852          --
Depreciation and amortization                96,881      98,049

  Total expenses                            246,369     248,693

Net Income                                 $442,487    $425,854

Net Income Per Share
  (based on average shares
  outstanding of 1,291,173
  and 1,295,185, respectively
  for the six months ended
  June 30, 2000 and 1999)                  $   0.34   $   0.33




         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended June 30, 2000 and 1999
                          (Unaudited)

                                            2000         1999
INCOME
Rental                                     $339,758    $334,557
Interest and other                            5,094       3,093

  Total income                              344,852     337,650

EXPENSES
Directors fees                                3,000       4,000
Advisory fees                                43,750      43,750
Management fees                               3,673       2,979
General and administrative                   21,739      27,499
Depreciation and amortization                48,440      48,441

  Total expenses                            120,602     126,669

Net Income                                 $224,250    $210,981

Net Income Per Share
  (based on average shares
  outstanding of 1,296,841
  and 1,298,689, respectively
  for the three months ended
  June 30, 2000 and 1999)                  $   0.17    $   0.16






         See notes to consolidated financial statements.

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended June 30, 2000 and 1999
                          (Unaudited)

                                                     2000        1999
Cash Flows From Operating Activities:
Net income                                        $ 442,487   $ 425,854
Adjustments to reconcile net income to
  net cash provided by operating activities:
Amortization of organization costs                        -       1,167
Depreciation                                         96,881      96,882
Provision for doubtful accounts                       7,852           -
Changes in:
  Tenant receivables                                 (7,300)     (8,548)
  Deferred rent receivables                         (13,911)    (33,378)
  Accounts payable and
      accrued expenses                               (1,165)    (12,090)
  Rent received in advance                           11,375      43,673
  Due to affiliates                                  14,386      (1,362)

Net cash provided by operating
  activities                                        550,605     512,198

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations              (31,767)     52,724
Selling commissions and other
  offering costs                                    (30,010)    (31,475)
Dividends                                          (471,063)   (448,575)
Net cash used in
  financing activities                             (532,840)   (427,326)

Net increase in cash
  and cash equivalents                               17,765      84,872
Cash and cash equivalents at
  beginning of period                               460,111     321,725
Cash and cash equivalents at
  end of period                                    $477,876    $406,597






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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 2000, the Fund had sold 1,297,333 shares and the gross proceeds raised were $12,973,315, net of liquidations of $547,716, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2000 or December 31, 1999. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended June 30, 2000 or the year ended December 31, 1999.

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

    The fair value estimates presented herein are based on information available to management as of June 30, 2000, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 2000 and 1999 were as follows:

                                         2000                 1999
Advisory fees                          $87,500               $87,500
Dividend
  reinvestment fees                        104                   638
Management fees                          6,962                 6,726
Nonaccountable fees                        256                 1,597
Reimbursable operating
  expense                                4,368                    --
                                       $99,190               $96,461

  As of June 30, 2000 the Fund made all payments to affiliates except for $68,497 for advisory fees and $897 for management fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                          Annualized
Declaration      Record        Payment      Dividend
 Date(a)         Dates          Date         Rate        Amount

 1/29/98   10/1/97-12/31/97    2/15/98        7.0%      $227,354
  5/7/98     1/1/98-3/31/98    5/15/98        6.5%       206,711
  8/6/98     4/1/98-6/30/98    8/15/98        6.75%      217,606
 11/2/98     7/1/98-9/30/98   11/15/98        6.2%       202,531
 2/15/99   10/1/98-12/31/98    2/15/99        6.9%       224,972
  5/6/99     1/1/99-3/31/99    5/14/99        7.0%       223,602
  8/5/99     4/1/99-6/30/99    8/15/99        7.0%       226,660
 11/4/99     7/1/99-9/30/99   11/15/99        7.25%      236,848
 1/27/00   10/1/99-12/31/99    2/15/00        7.25%      237,390
  5/4/00     1/1/00-3/31/00    5/15/00        7.25%      233,673
 8/10/00     4/1/00-6/30/00    8/15/00        7.75%      250,600

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") is available to the stockholders so that stockholders, if they so elect, may have their distributions from the Fund invested in shares. Prior to the first quarter of 2000, the price per share purchased through the Reinvestment Plan was $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan will be charged a service charge, in an amount equal to 1% of their distributions, which will be paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At June 30, 2000, there were approximately 64,512 shares purchased through the Reinvestment Plan and approximately 54,772 shares liquidated.

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

Liquidity and Capital Resources

   As of June 30, 2000, the Fund had received $11,627,504 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $547,716.

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

Results of Operations for the six months ended June 30, 2000 and
1999.   (Amounts rounded to nearest $000's)

     The Fund generated net income of $442,000 for the six months ended June 30, 2000 as compared to net income of $426,000 for the same six month period in 1999. The reason for the $16,000 increase in net income is set forth below.

     Total income for the six months ended June 30, 2000 was $689,000, as compared to $675,000 for the same six month period in 1999, an increase of $14,000. The increase was a result of a $11,000 increase in rental income from Moon Buffet and a $3,000 increase in interest and other income.

     For the six months ended June 30, 2000, total expenses were $246,000 as compared to $249,000 for the same six month period in 1999, a decrease of $3,000. The decrease was due to a decrease of general and administrative expenses of $9,000, a decrease of depreciation expense of $1,000, and a decrease of directors fees of $1,000. This was offset by an increase in bad debt expense of $8,000 resulting in a net decrease of $3,000.

  Bad debt expense increased during the period ended June 30, 2000 as a result of the Just For Feet tenant filing for Chapter 11 bankruptcy protection in November 1999. Since filing for bankruptcy protection, Just For Feet neglected to pay the December scheduled rent increase per the terms of the lease, therefore, the Fund has determined that this amount is uncollectible. Further, in March of 2000, the Fund received notice that the lease for this property had been purchased by Footstar. Footstar is operating the property and has continued to make all ongoing rental payments to the Fund.

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

Results of Operations for the three months ended June 30, 2000 and
1999.   (Amounts rounded to nearest $000's)

  The Fund generated net income of $224,000 for the three months ended June 30, 2000 as compared to net income of $211,000 for the three months ended June 30, 1999.

  Total income for the three months ended June 30, 2000 was $345,000 as compared to $338,000 for the same three month period in 1999, an increase of $7,000. The $7,000 increase was due to an increase in rental income of $5,000 and an increase of other income of $2,000.

  For the three months ended June 30, 2000, total expenses were $121,000 as compared to $127,000 for the same three month period in 1999, a decrease of $6,000. The decrease is mainly due to a decrease of general and administrative expenses of $6,000, due to a decrease in legal and professional fees.

                 PART II - OTHER INFORMATION

   ITEM 1.     Legal Proceedings.

               None.

   ITEM 2.     Changes in Securities.

               None.

   ITEM 3.     Defaults Upon Senior Securities.

               None.

   ITEM 4.     Submission of Matters to a Vote of Security
                  Holders.

                  An annual meeting of stockholders was held
               on June 8, 2000. The following is a list of directors whose term of office was retained:

                  Jerome J. Brault
                  James L. Brault
                  Gregory S. Kobus
                  Kenneth S. Nelson
                  Hugh K. Zwieg

                  The selection of Deloitte and Touche as
               independent accountants for the fund year ending December 31, 2000 was submitted for vote. There were 676,780.289 shares voted "For" the ratification and 8,000.00 shares voted "Against", and 11,430.356 shares abstained. Based on the number of shares voted "For", Deloitte and Touche was retained as independent accountants.

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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: August 14, 2000


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: August 14, 2000