Form 10KSB
period 2000-12-31
BRAUVIN NET LEASE V INC
filed 2001-03-30
CIK 913762

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the
   Securities Exchange Act of  1934.

             For the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,428,406.

The aggregate market value of the Common Stock held by non-affiliates as of March 30, 2001 was $10,294,312. As of March 30,
2001, the registrant had 1,286,789 shares of Common Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .

                    BRAUVIN NET LEASE V, INC.
                  2000 FORM 10-KSB ANNUAL REPORT

                              INDEX

                              PART I
                                                              Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  10

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . .  10

                             PART II

Item 5. Market for Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . . . .  11

Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  13

Item 7. Consolidated Financial Statements. . . . . . . . . . . . . .17

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .  17

                             PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of
        the Exchange Act . . . . . . . . . . . . . . . . . . . . .  18

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . .  22

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .  22

Item 12.Certain Relationships and Related Transactions . . . . . .  23

Item 13.Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                              PART I

Item 1. Description of Business.

General

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund's intent is to acquire properties which are leased to creditworthy corporate operators of nationally or regionally established businesses, primarily in the retail and family restaurant sectors. Substantially all of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired one property during the year ended December 31, 1994, five properties during the year ended December 31, 1995, two properties during the year ended December 31, 1996 and one property during the year ended December 31, 1997. See Item 2, "Description of Properties."

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan is available for those stockholders who wish to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 2000, the Fund had outstanding 1,300,595 shares and the gross proceeds raised were $13,545,075, excluding liquidations of $547,716, and including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

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

Item 2. Description of Properties.

Country Harvest Buffet Restaurant

   On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property was originally leased to Country Harvest Buffet Restaurants, Inc. under a triple net lease. The tenant discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. In January, 1998, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. Moon Buffet opened for business mid-April 1998. The Moon Buffet lease is a triple net, which requires monthly payments of minimum base rent in the amount of $8,721 with periodic increases in rent beginning in the third sublease year. Under the Moon Buffet sublease no percentage rental payments will be made to the Fund. The Moon Buffet lease is scheduled to expire in November, 2014.

On The Border Restaurant

   On January 9, 1995, the Fund purchased an 8,200 square foot building and the underlying land which was occupied by an On The Border restaurant (the "OTB Property") located in Stafford, Texas (metropolitan Houston), from an unaffiliated party, for $1,340,000 plus closing costs. The OTB Property is leased to On The Border Corporation, a subsidiary of On The Border Cafes, Inc., under a triple net, initial fifteen-year lease with two five-year extension options which is guaranteed by Brinker Restaurant Corporation, an affiliate of On The Border Cafes, Inc. The lease requires a minimum base rent each month in the amount of $12,292 plus periodic increases beginning in the sixth lease year. The tenant of the OTB Property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and cooperate with the Fund to cause the property to be reoccupied. Moreover, the adjacent highway was widened which has resulted in the condemnation of a portion of the frontage of the parcel. The monetary damages from this condemnation were paid to HMG/Courtland Properties, the developer of the property (the "Developer"). The Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant or facilitate the sale of this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease. A contract for the sale of this property was signed on December 13, 2000 with an unaffiliated third party, at a price of approximately $1,385,000, subject to the purchaser's due diligence. In the first quarter of 2001, this contract was terminated by the potential purchaser.

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

   On November 4, 1999, Just For Feet, Inc. filed for Chapter ll bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware. On January 27, 2000, Just for Feet, Inc. announced that its previous efforts to negotiate a sale of the assets, had been unsuccessful. Just for Feet, Inc. has filed for Bankruptcy Court approval to sell all or various parts of its assets in a court-approved auction. Following the auction, Just for Feet, Inc. ceased operations.

   In March 2000, the Fund received notice that the lease for this property was purchased by Footstar through the auction process. This lease purchase should not affect the terms of the Just For Feet lease. Footstar is operating the property and continues to timely make all ongoing rental payments to the Fund. In the first quarter of 2001, the Fund signed a contract for the sale of this property to an unaffiliated third party for approximately $2,700,000, subject to the purchaser's due diligence. The Fund anticipates closing on this property in the second quarter of 2001.

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

Taylor Rental

   On November 22, 1996, the Fund purchased the land and a 5,000 square foot building underlying the Taylor Rental Facility (the "Taylor Property") located in Jacksonville, Florida, from an unaffiliated party, for $650,000 plus closing costs. The Taylor Property has been leased to General Rental and guaranteed by Stanley Works Corporation, under a triple net lease, for a remaining term ending July 31, 2007. The lease requires General Rental to pay base rent each month in the amount of $5,811 with rent escalations every three years based upon 66% of CPI increase.

   In the first quarter of 1999, General Rental discontinued its operations. Stanley Works is currently seeking a new subtenant for this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease.

Jiffy Lube & Firestone

   On February 20, 1997, effective as of January 22, 1997, the Fund, through a wholly-owned subsidiary intended to qualify as a qualified REIT subsidiary, purchased two buildings consisting of a 6,580 square foot building and the underlying land which was occupied by a Firestone Tire & Service Center facility (the "Firestone Facility") and a 2,440 square foot building and the underlying land which was occupied by a Jiffy Lube oil change facility (the "Jiffy Lube Facility"), both located in East Norriton Township, Pennsylvania from an unaffiliated party for $1,450,000 plus closing costs. The Firestone Facility was subject to an existing lease to Bridgestone/Firestone Inc. ("Firestone") under a triple net lease (except the landlord is responsible for structural, roof and exterior repairs) for an initial term of 25 years ending January 31, 2013 which requires Firestone to pay a minimum base rent each month in the amount of $7,975 plus periodic increases and percentage rent. Bridgestone-Firestone, Inc. is in the process of a national remodeling program for its retail stores which will include painting, new counters, customer lounge and new merchandise display fixtures and exterior painting. The program was completed in 2000 with an average expenditure of $50,000 per store. Bridgestone-Firestone, Inc. believes that its remodeling program will attract new customers to its stores and surrounding businesses. The Jiffy Lube Facility was subject to an existing lease to Jiffy Lube International of Maryland, Inc. ("Jiffy Lube") under a triple net lease for an initial term of 20 years ending May 8, 2007 which requires Jiffy Lube to pay a minimum base rent each month in the amount of $6,570 plus periodic increases and percentage rent.

   In the opinion of management, the Fund has provided for adequate insurance coverage of its real estate investment properties.

   As of December 31, 2000 all the Fund's properties are fully occupied with the exception of the On The Border Restaurant and the Taylor Rental Facility.

   All the Fund's properties are being depreciated over 40 years for financial reporting and 39 years for tax reporting. The federal tax basis of all the Fund's properties is approximately
$11,528,400.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                            PART II

Item 5. Market for the Issuer's Common Equity and Related
        Stockholder Matters.

   At December 31, 2000 there were 723 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance exists that there will be a public market for the shares, shares may be redeemed or transferred as discussed below.

Redemption of Shares

   After the termination of the offering, any stockholder (excluding the Advisor or its affiliates who may not sell the shares represented by the initial investment while the Advisor remains the advisor to the Fund, but who may transfer the shares to an affiliate) who acquired or received shares directly from the Fund or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Fund for redemption at any time subject to the availability of proceeds in accordance with the procedures outlined in the Fund's Prospectus. Subject to the conditions described in the Fund's Prospectus, the Fund is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be investment proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds for any quarter will be used to redeem Eligible Shares presented for redemption for the following quarter. If the full amount of Reinvestment Proceeds available for redemption for any given quarter exceeds the amount necessary for such redemptions, the remaining amount may be held for subsequent redemptions or may be invested by the Fund in additional properties as described in the Fund's Prospectus. If the full amount of Reinvestment Proceeds available for redemption for any given quarter is insufficient to make all the requested redemptions, the Fund will redeem the Eligible Shares presented for redemption on a first come basis. As of March 30, 2001, the Fund has received completed redemption requests for approximately $104,275 that have not yet been redeemed by the Fund.

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

   Because of the timing of the listing of the shares closely coincided with the February 15, 2000 distribution, the Board of Directors determined that the Dividend Reinvestment Plan should be suspended for the February 15, 2000 distribution. This was done to give shareholders an opportunity to fully consider the current changes in the Dividend Reinvestment Plan.

   The Board of Directors, in their sole discretion, may amend or suspend the Reinvestment Plan at any time they determine, provided that such amendment or suspension is in the best interest of the Fund.

   Effective February 13, 2001, the Board has determined it is in the best interest of the Company to discontinue the Dividend Reinvestment Plan at this time. Shareholder participation in the Plan had declined to approximately 3.9% of the total number of investors in the Company. The Board concluded that the significant majority of shareholders would benefit from the termination through the elimination of the potential for the dilution of existing shareholders as well as the elimination of the costs associated with the Plan. Accordingly, all future dividends will be paid in cash.

Transfer of Shares

   All shares are fully transferable, subject only to restrictions which would cause loss of REIT status. However, each person acquiring shares must comply with the procedures in the Prospectus prior to any share transfer being recorded on the books and records of the Fund.

   Dividends

   Below is a table summarizing the dividends declared since
January 1, 1999:
                                                Annualized
      Declaration      Record       Payment      Dividend
        Date(a)         Dates        Date          Rate          Amount

       1/28/99    10/1/98-12/31/98   2/15/99      6.9%          $224,972
        5/6/99      1/1/99-3/31/99   5/15/99      7.0%           223,602
        8/5/99      4/1/99-6/30/99   8/15/99      7.0%           226,660
       11/4/99      7/1/99-9/30/99  11/15/99      7.25%          236,848
       1/27/00   10/01/99-12/31/99   2/15/00      7.25%          237,390
        5/4/00      1/1/00-3/31/00   5/15/00      7.25%          233,673
       8/10/00      4/1/00-6/30/00   8/15/00      7.75%          250,600
       11/9/00      7/1/00-9/30/00  11/15/00      7.75%          253,621
       2/13/01    10/1/00-12/31/00   2/15/01      8.0%           262,106
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

Liquidity and Capital Resources

    As of December 31, 2000, the Fund had received $11,652,722 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $547,716.

Compliance with 95% REIT taxable income test

   The Fund is required, under the Code, to make distributions of an amount not less than 95% of its REIT taxable income during the year. See Item 5 for detail on distributions made in 2000 and 1999.

   The amount required to have been paid for the year ended
December 31, 1999 approximated $796,000.

   The amount required to have been paid for the year ended December 31, 2000 approximated $810,000. In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Results of Operations - 2000 Compared to 1999

   Total income for the year ended December 31, 2000, was approximately $1,428,000 of which $1,359,000 was rental income.
Total expenses were approximately $524,000 and net income was approximately $905,000.

   Total income was approximately $1,428,000 in 2000 compared to approximately $1,361,000 in 1999, an increase of approximately $67,000. This increase was due to an increase in rental income of $14,000 and an increase in interest and other income of $53,000. The increase in rental income was due to increases in base rents at several properties during 2000. The increase in interest and other income was due to an increase in real estate tax reimbursement income.

   Total expenses incurred in 2000 were approximately $524,000, compared to approximately $492,000 in 1999, an increase of approximately $32,000. The increase was due primarily to an increase in general and administrative expense and an increase in bad debt expense. General and administrative expenses increased primarily as a result of an increase in real estate tax expense of $38,000, this was partially offset by a decrease in legal and professional fees of approximately $14,000.

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

   There are currently five directors of the Fund, two of whom are affiliates of the Advisor, three of whom are independent directors. The Board of Directors has established written policies on investments and borrowing as necessary to supplement the provisions in the Articles and monitors the administrative procedures, investment operations and performance of the Fund and the Advisor to ensure that such policies are carried out. The Fund follows the policies on investments and borrowing set forth in the Fund's prospectus unless the policies are modified through an amendment of the Articles. The independent directors are responsible for reviewing the investment policies of the Fund not less often than annually and with sufficient frequency to determine that the policies being followed are in the best interests of the stockholders. The Articles provide that each director shall have had at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets being acquired by the Fund. In addition, at least one of the independent directors shall have had three years of relevant real estate experience. For purposes hereof, relevant real estate experience shall mean actual direct experience by the director in acquiring or managing the type of real estate to be acquired by the Fund for his or her own account or as an agent.

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

   MR. JEROME J. BRAULT (age 67) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust, L.L.C. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

    MR. JAMES L. BRAULT (age 40) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is the president and a director of Brauvin Capital Trust, Inc. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in its Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. GREGORY S. KOBUS (age 51) has been a director of the Fund since its offering. Mr. Kobus became Chairman and President of Hawthorn Bank, Mundelein, Illinois in 1992. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

   MR. KENNETH S. NELSON (age 51) has been a director of the Fund since its offering. Mr. Nelson is currently Senior Vice President for Bank One NA and Director for Bank One Capital Markets, Inc. , where he has responsibility for Project Finance for Bank One NA's public real estate company clients. Mr. Nelson joined First Chicago NBD Corporation the predecessor of Bank One in 1983 as vice president and manager of its Washington, D.C. Real Estate Office. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

   MR. HUGH K. ZWIEG (age 41) has been a director of the Fund since its offering. Mr. Zwieg is Senior Vice President of CMD Corporation since 1989. Mr. Zwieg is responsible for the placement of all debt and equity capital and management of all institutional relationships. In addition, he oversees the financial structuring of all CMD's investments and sales. Prior thereto, Mr. Zwieg was Vice President of Investment Management of Balcor Company, a real estate investment subsidiary of Shearson Lehman, from 1987 to 1989, where he managed a $500 million real estate portfolio with responsibility for the operations, leasing, financing and sales strategy for the properties. During his tenure, he also worked in the Special Projects Group, which was responsible for the recapitalization and workout of problem assets in Balcor's Equity and Debt portfolios. Mr. Zwieg began his career at the First National Bank of Chicago where he was a commercial real estate loan officer. Mr. Zwieg received a B.B.A. in 1982 and an M.B.A. in 1983, both from the University of Wisconsin in Madison, Wisconsin.

    MR. THOMAS E. MURPHY (age 34) is the treasurer and chief financial officer of the Fund. He is the chief financial officer of various Brauvin entities, which act as general partners of five publically registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc. and Brauvin Securities, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 10.  Executive Compensation.

   The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 2000 and 1999 was approximately $16,000 and $20,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

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

   Pursuant to the terms of the Advisory Agreement, the Fund incurred or paid the Advisor a non-accountable expense allowance in an amount equal to 2.5% of the gross proceeds of the offering which in 2000 and 1999 were $857 and $3,084, respectively.

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

   Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an advisory fee, payable monthly, following the termination of the offering and until the fifth anniversary of the termination of the offering, in an amount equal to the greater of:
(i) .60% of gross proceeds, or (ii) $175,000. Advisory fees of $175,000 were paid by the Fund in both 2000 and 1999.

   Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $13,487 and $13,198 were incurred and payable by the Fund in 2000 and 1999 respectively, to BMC.

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


                              BRAUVIN NET LEASE V, INC.
                              (Registrant)


Date: 3/30/01              By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature
Title
Date

/s/ Jerome J. Brault
Jerome J. Brault
Chairman, President
and Chief Executive
Officer
3/30/01

/s/ Kenneth S. Nelson
Kenneth S. Nelson
Director
3/30/01

/s/ James L. Brault
James L. Brault
Director, Executive
Vice President and
Secretary
3/30/01

/s/ Gregory S. Kobus
Gregory S. Kobus
Director
3/30/01

/s/ Hugh K. Zwieg
Hugh K. Zwieg
Director
3/30/01

/s/ Thomas E. Murphy
Thomas E. Murphy
Treasurer and Chief
Financial Officer
(Principal
Accounting Officer)
3/30/01

Independent Auditors' Report   . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheet, December 31, 2000. . . . . . . . . . . .F-3

Consolidated Statements of Operations, for the years
  ended December 31, 2000 and 1999 . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000 and 1999 . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows for the years
 ended December 31, 2000 and 1999. . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-7


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.

                INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Brauvin Net Lease V, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Brauvin Net Lease V, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Net Lease V, Inc. and subsidiary at December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche
Chicago, Illinois
February 16, 2001

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET

                                                December 31,
                                                    2000
ASSETS
Investment in real estate, at cost:
  Land                                          $ 3,979,586
  Buildings                                       7,632,199
                                                 11,611,785

  Less: Accumulated depreciation                 (1,007,661)
Net investment in real estate                    10,604,124

Cash and cash equivalents                           492,830
Tenant receivables                                   12,951
Deferred rent receivable                            377,505

Total Assets                                    $11,487,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                      $    17,409
Rents received in advance                            52,833
Due to affiliates                                    54,829
  Total Liabilities                                 125,071
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none issued                                            --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,300,595 outstanding                              13,006
Additional paid-in capital                       11,639,716
Accumulated deficit                                (290,383)
  Total Stockholders' Equity                     11,362,339
Total Liabilities and Stockholders'
  Equity                                        $11,487,410

          See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31,


                                          2000           1999

INCOME
Rental                                  $1,359,029   $1,344,617
Interest and other                          69,377       16,505

  Total income                           1,428,406    1,361,122

EXPENSES
Directors fees                              16,000       20,000
Advisory fees                              175,000      175,000
Management fees                             13,487       13,198
General and administrative                 117,445       89,124
Bad debt expense                             7,852
Depreciation and amortization              193,763      194,931

  Total expenses                           523,547      492,253

Net Income                              $  904,859    $ 868,869
Net Income Per Share
 (based on average shares
  outstanding of 1,242,820
  and 1,272,055, respectively
  for the years ended
  December 31, 2000 and 1999)           $     0.73    $    0.68








          See notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 2000 and 1999

                   Common Stock
                    Number                   Paid-in (Accumulated
                  of Shares     Amount      Capital     Deficit)    Total
Balance at
 January 1,
   1999          1,294,960     $12,950  $11,653,800   $(176,744) $11,490,006
Net income              --          --           --     868,869      868,869
Dividends               --          --           --    (912,083)    (912,083)
Issuance of stock,
net of selling
commissions and
other offering
costs of $32,961,
net of
liquidations         5,550          55       22,476          --       22,531

Balance at
 December 31,
  1999           1,300,510      13,005   11,676,276    (219,958)  11,469,323

Net income              --          --           --     904,859      904,859
Dividends               --          --           --    (975,284)    (975,284)
Issuance of stock,
net of selling
commissions and
other offering
costs of $28,836,
net of
liquidations            85           1      (36,560)         --      (36,559)

Balance at
 December 31,
 2000            1,300,595     $13,006  $11,639,716   $(290,383) $11,362,339


* Ordinary and non-taxable dividends amounted to $853,039 and $122,245 respectively for the year ended December 31, 2000. Ordinary and non-taxable dividends amounted to $838,362 and $73,721 for the year ended December 31, 1999.


            See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years ended December 31,

                                                       2000       1999
Cash Flows From Operating Activities:
Net income                                         $   904,859  $ 868,869
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                          193,763    194,931
Bad debt expense                                         7,852         --
Changes in:
      Tenant receivables                               (16,877)    (3,753)
      Deferred rent receivable                         (27,823)   (66,756)
      Accounts payable and accrued expenses              2,847     (9,977)
      Rents received in advance                        (19,880)    46,465
      Due to affiliates                                   (179)    (1,841)

Net cash provided by operating activities            1,044,562  1,027,938

Cash Flows From Financing Activities:
Issuance of stock net of liquidations                   (7,723)    55,492
Selling commissions and other
  offering costs                                       (28,836)   (32,961)
Dividends                                             (975,284)  (912,083)
Net cash used in
  financing activities                              (1,011,843)  (889,552)
Net increase in cash
  and cash equivalents                                  32,719    138,386
Cash and cash equivalents at
  beginning of year                                    460,111    321,725
Cash and cash equivalents at end of year            $  492,830  $ 460,111








          See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2000 and 1999

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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 2000, the Fund had sold 1,300,595 shares and the gross proceeds raised were $12,997,359, net of liquidations of $547,716, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

SIGNIFICANT ACCOUNTING POLICIES

   Management's Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

   Federal Income Taxes

   For the years ended December 31, 2000 and 1999, the Fund continued to be treated as a REIT under Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2000 or 1999. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 2000 and 1999.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2000, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expenses; rents received in advance; and due to affiliates.

   Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 are required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material impact on the financial position, results of operations and cash flows of the Partnership.

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

   Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an annual advisory fee until the fifth anniversary of the termination of the offering, payable monthly, in an amount equal to 0.60% of the gross proceeds during the offering. Following the termination of the offering, the annual advisory fee is an amount equal to the greater of: (i) .60% of gross proceeds, or (ii) $175,000.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 2000 and 1999 were as follows:

                                        2000                  1999

Advisory fees                         $175,000              $175,000
Dividend
 reinvestment fees                         347                 1,248
Management fees                         13,487                13,198
Nonaccountable fees                        857                 3,084
Reimbursable office expenses             4,368                 5,789

                                      $194,059              $198,319

   As of December 31, 2000 the Fund made all payments to affiliates except for $53,914 for advisory fees, and $915 for management fees.

(3)  DIVIDENDS

   Below is a table summarizing the dividends declared since
January 1, 1999:
                                               Annualized
      Declaration      Record       Payment      Dividend
        Date(a)        Dates         Date          Rate        Amount

       1/28/99    10/1/98-12/31/98    2/15/99      6.9%       $224,972
        5/6/99      1/1/99-3/31/99    5/15/99      7.0%        223,602
        8/5/99      4/1/99-6/30/99    8/15/99      7.0%        226,660
       11/4/99      7/1/99-9/30/99   11/15/99     7.25%        236,848
       1/27/00    10/1/99-12/31/99    2/15/00     7.25%        237,390
        5/4/00      1/1/00-3/31/00    5/15/00     7.25%        233,673
       8/10/00      4/1/00-6/30/00    8/15/00     7.75%        250,600
       11/9/00      7/1/00-9/30/00   11/15/00     7.75%        253,621
       2/15/01    10/1/00-12/31/00    2/15/01      8.0%        262,106

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At December 31, 2000, there were approximately 68,797 shares purchased through the Reinvestment Plan and approximately 54,772 shares liquidated.

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

   Effective February 13, 2001, the Board has determined it is in the best interest of the Company to discontinue the Dividend Reinvestment Plan at this time. Shareholder participation in the Plan had declined to approximately 3.9% of the total number of investors in the Company. The board concluded that the significant majority of shareholders would benefit from the termination through the elimination of the potential for the dilution of existing shareholders as well as the elimination of the costs associated with the Plan. Accordingly, all future dividends will be paid in cash.

(4)   OPERATING LEASES

   The Fund's rental income is principally obtained from tenants through rental payments provided under triple net noncancellable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

   The following is a schedule of noncancellable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 2000:

     Year ending December 31:

                    2001      $ 1,332,871
                    2002        1,343,467
                    2003        1,359,020
                    2004        1,368,092
                    2005        1,235,229
              Thereafter        5,781,702
                              $12,420,381

                       Exhibit 21

              Subsidiaries of Small Business Issuer


                                   State of          Names under which
Subsidiary                    Incorporation   Subsidiary does business

Germantown                         Illinois          Montgomery County
Associates, Inc.                                      Associates, Inc.

                           EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration
Statement No. 333-03899 of Brauvin Net Lease V, Inc. on Form S-3 of our report dated February 16, 2001 appearing in the Annual Report on Form 10-KSB of Brauvin Net Lease V, Inc. for the year ended
December 31, 2000.




/s/ Deloitte & Touche
Chicago, Illinois
February 16, 2001