Form 10QSB
period 2001-03-31
BRAUVIN NET LEASE V INC
filed 2001-05-18
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

        For the quarterly period ended   March 31, 2001

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

As of May 15, 2001, the registrant had 1,286,164 shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                         Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at March 31, 2001 . . . . . . . . 4

        Consolidated Statements of Operations, for the
        three months ended March 31, 2001 and 2000 . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 2001 and 2000 . . . . . . . . . 6

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

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 2001, Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000, and Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 2000 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                               March 31,
                                                 2001
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785

  Less accumulated depreciation                (1,056,102)
  Net investment in real estate                10,555,683

Cash and cash equivalents                         385,698
Tenant receivables                                 10,390
Deferred rent receivable                          384,044

Total Assets                                  $11,335,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $     9,830
Rents received in advance                          52,833
Due to affiliates                                  51,731
Total Liabilities                                 114,394

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,289,049 shares issued
  and outstanding                                  12,891
Additional paid-in capital                     11,524,375
Accumulated deficit                              (315,845)
Total Stockholders' Equity                     11,221,421
Total Liabilities and Stockholders'
  Equity                                      $11,335,815

         See notes to consolidated financial statements.

                  BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31,
                          (Unaudited)

                                       2001         2000

INCOME
Rental                              $339,897    $339,757
Interest and other                     5,432       4,247

  Total income                       345,329     344,004

EXPENSES
Directors fees                         3,000       4,000
Advisory fees                         41,250      43,750
Management fees                        3,451       3,289
General and administrative            20,395      18,435
Bad debt expense                      (7,852)      7,852
Depreciation and amortization         48,441      48,441

  Total expenses                     108,685     125,767

Net Income                          $236,644    $218,237

Net Income Per Share
  (based on average shares
  outstanding of 1,300,039
  and 1,296,136, respectively
  for the three months ended
  March 31, 2001 and 2000)          $   0.18   $   0.17








         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended March 31,(Unaudited)

                                                   2001       2000
Cash Flows From Operating Activities:
Net income                                      $ 236,644   $ 218,237
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                       48,441      48,441
Provision for doubtful accounts                    (7,852)      7,852
Changes in:
  Tenant receivables                               10,413     (27,551)
  Deferred rent receivables                        (6,539)     (6,956)
  Accounts payable and
      accrued expenses                             (7,579)       (913)
  Rent received in advance                             -       (1,671)
  Due to affiliates                                (3,098)         19

Net cash provided by operating
  activities                                      270,430     237,458

Cash Flows From Financing Activities:
Issuance of stock, net of liquidations           (115,456)    (42,000)
Selling commissions and other
  offering costs                                        -     (29,754)
Dividends                                        (262,106)   (237,390)
Net cash used in
  financing activities                           (377,562)   (309,144)

Net decrease in cash
  and cash equivalents                           (107,132)    (71,686)
Cash and cash equivalents at
  beginning of period                             492,830     460,111
Cash and cash equivalents at
  end of period                                  $385,698    $388,425





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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 2001, the Fund had sold 1,289,049 shares and the gross proceeds raised were $12,881,903, net of liquidations of $663,172, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

    Federal Income Taxes

    For the year ended December 31, 2001, the Fund intends to be treated as a REIT under Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.



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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2001 or December 31, 2000. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 2001 or the year ended December 31, 2000.

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

    The fair value estimates presented herein are based on information available to management as of March 31, 2001, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expense; rents received in advance; and due to affiliates.

    Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.





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

    In February 2001, the independent board of directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. The independent board of directors will continue to review the advisory fee amount on an annual basis.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                                     2001                 2000
Advisory fees                      $41,250               $43,750
Management fees                      3,451                 3,289
                                  $ 44,701              $ 47,039

  As of March 31, 2001 the Fund made all payments to affiliates except for $50,914 for advisory fees and $817 for management fees.



(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                                Annualized
      Declaration      Record       Payment      Dividend
        Date(a)         Dates         Date          Rate       Amount

           1/28/99    10/1/98-12/31/98    2/15/99     6.9%    $224,972
            5/6/99      1/1/99-3/31/99    5/15/99     7.0%     223,602
            8/5/99      4/1/99-6/30/99    8/15/99     7.0%     226,660
           11/4/99      7/1/99-9/30/99   11/15/99    7.25%     236,848
           1/27/00    10/1/99-12/31/99    2/15/00    7.25%     237,390
            5/4/00      1/1/00-3/31/00    5/15/00    7.25%     233,673
           8/10/00      4/1/00-6/30/00    8/15/00    7.75%     250,600
           11/9/00      7/1/00-9/30/00   11/15/00    7.75%     253,621
           2/15/01    10/1/00-12/31/00    2/15/01     8.0%     262,106
           5/10/01      1/1/01-3/31/01    5/15/01     8.0%     256,556

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At March 31, 2001, there were approximately 68,797 shares purchased through the Reinvestment Plan and approximately 69,204 shares liquidated.

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

   Item 2.
     Management's Discussion and Analysis or Plan of Operations

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

Liquidity and Capital Resources

    As of March 31, 2001, the Fund had received $12,881,903 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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




Results of Operations - 2001 Compared to 2000

   The Fund generated net income of $237,000 for the three months ended March 31, 2001 as compared to net income of $218,000 for the three months ended March 31, 2000.

   Total income for the three months ended March 31, 2001 was $345,000 as compared to $344,000 for the same three month period in 2000, an increase of $1,000. The $1,000 increase was due to an increase in interest and other income of $1,000.

   For the three months ended March 31, 2001, total expenses were $109,000 as compared to $126,000 for the same three month period in 2000, a decrease of $17,000. The decrease is primarily due to a decrease in bad debt expense of $16,000. Bad debt expense decreased as a result of the Fund receiving payment in 2001 that management had estimated in 2000 to be uncollectible.

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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: May 18, 2001


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: May 18, 2001