Form 10QSB
period 2001-06-30
BRAUVIN NET LEASE V INC
filed 2001-08-14
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

   For the quarterly period ended   June 30, 2001

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

As of August 14, 2001, the registrant had 1,286,163 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                                   Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at June 30, 2001. . . . . . . . . 4

        Consolidated Statements of Operations, for the
        six months ended June 30, 2001 and 2000. . . . . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended June 30, 2001 and 2000. . . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 2001 and 2000. . . . . . . . . . . 7

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

                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 2001, Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000, Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000, and Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 2000 Annual Report on Form 10-KSB.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                               June 30,
                                                  2001
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785

  Less accumulated depreciation                (1,104,542)
Net investment in real estate                  10,507,243

Cash and cash equivalents                         364,217
Tenant receivables                                 15,981
Deferred rent receivable                          390,583

Total Assets                                  $11,278,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    13,690
Rents received in advance                          29,208
Due to affiliates                                  42,828
Total Liabilities                                  85,726

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 shares issued
  and outstanding                                  12,862
Additional paid-in capital                     11,524,404
Accumulated deficit                              (344,968)
Total Stockholders' Equity                     11,192,298
Total Liabilities and Stockholders'
  Equity                                      $11,278,024

         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                            2001         2000

INCOME
Rental                                     $678,681    $679,515
Real estate tax reimbursement                15,981          --
Interest and other                            8,724       9,341

  Total income                              703,386     688,856

EXPENSES
Directors fees                                6,000       7,000
Advisory fees                                77,499      87,500
Management fees                               6,660       6,962
General and administrative                   44,140      40,174
Real estate taxes                            15,981          --
Bad debt expense                             (7,852)      7,852
Depreciation and amortization                96,881      96,881

  Total expenses                            239,309     246,369

Net Income                                 $464,077    $442,487

Net Income Per Share
  (based on average shares
  outstanding of 1,292,900
  and 1,291,173, respectively)             $   0.36   $   0.34








        See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)

                                            2001         2000

INCOME
Rental                                     $338,784    $339,758
Real estate tax reimbursement                15,981          --
Interest and other                            3,292       5,094

  Total income                              358,057     344,852

EXPENSES
Directors fees                                3,000       3,000
Advisory fees                                36,249      43,750
Management fees                               3,209       3,673
General and administrative                   23,745      21,739
Real estate taxes                            15,981          --
Depreciation and amortization                48,440      48,440

  Total expenses                            130,624     120,602

Net Income                                 $227,433    $224,250

Net Income Per Share
  (based on average shares
  outstanding of 1,286,163
  and 1,296,841, respectively)             $   0.18   $   0.17








         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the six months ended June 30,(Unaudited)


                                                      2001       2000
Cash Flows From Operating Activities:
Net income                                        $ 464,077   $ 442,487
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                         96,881      96,881
Bad debt expense                                     (7,852)      7,852
Changes in:
  Tenant receivables                                  4,822      (7,300)
  Deferred rent receivables                         (13,078)    (13,911)
  Accounts payable and
      accrued expenses                               (3,719)     (1,165)
  Rent received in advance                          (23,625)     11,375
  Due to affiliates                                 (12,001)     14,386

Net cash provided by operating
  activities                                        505,505     550,605

Cash Flows From Financing Activities:
Liquidations, net of issuance of stock             (115,456)    (31,767)
Selling commissions and other
  offering costs                                         -      (30,010)
Dividends                                          (518,662)   (471,063)
Net cash used in
  financing activities                             (634,118)   (532,840)

Net (decrease) increase in cash
  and cash equivalents                             (128,613)     17,765
Cash and cash equivalents at
  beginning of period                               492,830     460,111
Cash and cash equivalents at
  end of period                                    $364,217    $477,876











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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 2001, the Fund had sold 1,286,163 shares and the gross proceeds raised were $12,881,903, net of liquidations of $663,172, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

    Federal Income Taxes

    For the year ending December 31, 2001, the Fund intends to be treated as a REIT under Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.

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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2001. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 2001.

    Cash and Cash Equivalents

    Cash and cash equivalents include all highly liquid instruments with an original maturity within three months from date of purchase and approximate their fair value.

    Estimated Fair Value of Financial Instruments

    Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value.

    The fair value estimates presented herein are based on information available to management as of June 30, 2001, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expense; rents received in advance; and due to affiliates.

    Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Fund effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Fund.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Fund does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant impact on its financial statements.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 2001 and 2000 were as follows:

                                         2001            2000
Advisory fees                          $77,499          $87,500
Dividend
  reinvestment fees                         --              104
Management fees                          6,660            6,962
Nonaccountable fees                         --              256
Reimbursable operating
  expense                                5,441            4,368
                                       $89,600          $99,190

  As of June 30, 2001 the Fund made all payments to affiliates except for $41,914 for advisory fees and $914 for management fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

  Annualized
  Declaration      Record       Payment      Dividend
    Date(a)         Dates         Date          Rate         Amount

 1/28/99    10/1/98-12/31/98    2/15/99           6.9%      $224,972
  5/6/99      1/1/99-3/31/99    5/15/99           7.0%       223,602
  8/5/99      4/1/99-6/30/99    8/15/99           7.0%       226,660
 11/4/99      7/1/99-9/30/99   11/15/99           7.25%      236,848
 1/27/00    10/1/99-12/31/99    2/15/00           7.25%      237,390
  5/4/00      1/1/00-3/31/00    5/15/00           7.25%      233,673
 8/10/00      4/1/00-6/30/00    8/15/00           7.75%      250,600
 11/9/00      7/1/00-9/30/00   11/15/00           7.75%      253,621
 2/15/01    10/1/00-12/31/00    2/15/01           8.0%       262,106
 5/10/01      1/1/01-3/31/01    5/15/01           8.0%       256,556
 8/09/01      4/1/01-6/30/01    8/15/01           8.0%       256,528

(a) Dividends were declared on a daily basis.

   The dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At June 30, 2001, there were approximately 68,797 shares purchased through the Reinvestment Plan and approximately 69,204 shares liquidated.

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

   Effective February 13, 2001, the Board determined it is in the best interest of the Company to discontinue the Dividend Reinvestment Plan at this time. Shareholder participation in the Plan had declined to approximately 3.9% of the total number of investors in the Company. The board concluded that the significant majority of shareholders would benefit from the termination through the elimination of the potential for the dilution of existing shareholders as well as the elimination of the costs associated with the Plan. Accordingly, all future dividends will be paid in cash.

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

Liquidity and Capital Resources

    As of June 30, 2001, the Fund had received $12,881,903 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

Compliance with 95% REIT taxable income test

   The Fund is required, under the Code, to make distributions of an amount not less than 95% of its REIT taxable income during the year.

   In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Results of Operations - 6 months - 2001 Compared to 2000

   The Fund generated net income of $464,000 for the six months ended June 30, 2001 as compared to net income of $442,000 for the six months ended June 30, 2000.

   Total income for the six months ended June 30, 2001 was $703,000 as compared to $689,000 for the same six month period in 2000, an increase of $14,000. The $14,000 increase was due primarily to a $16,000 increase in real estate tax reimbursement income.

   For the six months ended June 30, 2001, total expenses were $239,000 as compared to $246,000 for the same six month period in 2000, a decrease of $7,000. The decrease is due to a decrease in bad debt expense of $16,000. Bad debt expense decreased as a result of the Fund receiving payment in 2001 that management had estimated in 2000 to be uncollectible. Advisory fees also decreased by $10,000 as a result of the modification by the Board of Directors in February, 2001. Offsetting the decreases in total expenses was an increase in real estate tax expense in the amount of $16,000.

Results of Operations - 3 months - 2001 Compared to 2000

   The Fund generated net income of $227,000 for the three months ended June 30, 2001 as compared to net income of $224,000 for the three months ended June 30, 2000.

   Total income for the three months ended June 30, 2001 was $358,000 as compared to $345,000 for the same three month period in 2000, an increase of $13,000. The $13,000 increase was due to an increase in real estate tax reimbursement income of $16,000 offset by a decrease in interest and other income of $2,000.

   For the three months ended June 30, 2001, total expenses were $131,000 as compared to $121,000 for the same three month period in 2000, an increase of $10,000. The increase is primarily due to an increase in real estate tax expense of $16,000 offset by a decrease of $8,000 of advisory fees expense.

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


               DATE: August 14, 2001


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: August 14, 2001