Form 10QSB
period 2001-09-30
BRAUVIN NET LEASE V INC
filed 2001-11-21
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

   For the quarterly period ended   September 30, 2001
[ ]     Transition Report Under Section 13 or 15(d) of the Securities
   Exchange Act of 1934.

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

As of November 14, 2001, the registrant had 1,286,163 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .


                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                         Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at September 30, 2001 . . . . . . 4

        Consolidated Statements of Operations, for the
        nine months ended September 30, 2001 and 2000. . . . . . . . 5

        Consolidated Statements of Operations, for the
        three months ended September 30, 2001 and 2000 . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2001 and 2000. . . . . . . . 7

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


                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of September 30, 2001, Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000, Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's 2000 Annual Report on Form 10-KSB.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                             September 30,
                                                  2001
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785
  Less accumulated depreciation                (1,152,984)
Net investment in real estate                  10,458,801

Cash and cash equivalents                         402,711
Prepaid expenses & deferred
   acquisition fees                                 6,585
Deferred rent receivable                          397,122

Total Assets                                  $11,265,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    35,441
Rents received in advance                          44,061
Due to affiliates                                  33,824
Total Liabilities                                 113,326

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 shares issued
  and outstanding                                  12,862
Additional paid-in capital                     11,526,203
Accumulated deficit                              (387,172)
Total Stockholders' Equity                     11,151,893
Total Liabilities and Stockholders'
  Equity                                      $11,265,219

         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the nine months ended September 30,
                          (Unaudited)

                                           2001         2000

INCOME
Rental                                   $1,019,244  $1,021,861
Real estate tax reimbursement                19,113      35,885
Interest and other                           10,081      14,977

  Total income                            1,048,438   1,072,723

EXPENSES
Directors fees                                9,000      10,000
Advisory fees                               113,748     131,250
Management fees                              10,348      10,254
General and administrative                   79,973      60,941
Real estate taxes                            19,497      38,517
Bad debt expense                             (7,852)      7,852
Depreciation and amortization               145,323     145,323

  Total expenses                            370,037     404,137

Net Income                               $  678,401  $  668,586

Net Income Per Share
  (based on average shares
  outstanding of 1,292,232
  and 1,261,007, respectively)          $      0.52 $     0.53








        See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                          (Unaudited)

                                            2001         2000

INCOME
Rental                                     $340,563    $342,346
Real estate tax reimbursement                 3,132      12,398
Interest and other                            1,357       5,636

  Total income                              345,052     360,380

EXPENSES
Directors fees                                3,000       3,000
Advisory fees                                36,249      43,750
Management fees                               3,688       3,292
General and administrative                   35,833      20,767
Real estate taxes                             3,516      15,030
Depreciation and amortization                48,442      48,442

  Total expenses                            130,728     134,281

Net Income                                 $214,324    $226,099

Net Income Per Share
  (based on average shares
  outstanding of 1,286,163
  and 1,297,800, respectively)             $   0.17   $   0.17








         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the nine months ended September 30,(Unaudited)

                                                    2001         2000
Cash Flows From Operating Activities:
Net income                                        $ 678,401   $ 668,586
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                        145,323     145,323
Bad debt expense                                     (7,852)      7,852
Changes in:
  Tenant receivables                                 20,803      (7,734)
  Deferred rent receivable                          (19,617)    (20,867)
  Prepaid expenses                                   (6,585)         --
  Accounts payable and
      accrued expenses                               18,032       7,197
  Rent received in advance                           (8,772)     (8,088)
  Due to affiliates                                 (21,005)         18
Net cash provided by operating
  activities                                        798,728      792,287

Cash Flows From Financing Activities:
Liquidations, net of issuance of stock             (115,456)    (19,942)
Selling commissions and other
  offering costs                                      1,799     (30,306)
Dividends                                          (775,190)   (721,663)
Net cash used in
  financing activities                             (888,847)   (771,911)

Net (decrease) increase in cash
  and cash equivalents                              (90,119)     20,376
Cash and cash equivalents at
  beginning of period                               492,830     460,111
Cash and cash equivalents at
  end of period                                    $402,711    $480,487







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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At September 30, 2001, the Fund had sold 1,286,163 shares and the gross proceeds raised were $12,881,903, net of liquidations of $663,172, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

    Consolidation of Subsidiary

    The Fund owns a 100% interest in one qualified REIT subsidiary, Germantown Associates, Inc., which owns one Firestone/JiffyLube property. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and stockholders' equity of Germantown Associates, Inc. All significant intercompany accounts have been eliminated.

    Investment in Real Estate

    The Fund's rental properties are stated at cost including acquisition costs. Depreciation is recorded on a straight-line basis over the estimated economic lives of the properties which approximate 40 years.

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2001.
Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended
September 30, 2001.

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

    The fair value estimates presented herein are based on information available to management as of September 30, 2001, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expense; rents received in advance; and due to affiliates.

    Reclassifications

    Certain items in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the nine months ended September
30, 2001 and 2000 were as follows:

                                         2001                 2000
Advisory fees                         $113,748              $131,250
Dividend
  reinvestment fees                         --                   223
Management fees                         10,348                10,254
Nonaccountable fees                         --                   551
Reimbursable operating
  expense                                5,441                 4,368
                                      $129,537              $146,646

  As of September 30, 2001 the Fund made all payments to affiliates except for $32,914 for advisory fees and $910 for management fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared:

                                          Annualized
 Declaration      Record       Payment     Dividend
   Date(a)         Dates         Date       Rate       Amount

 1/28/99    10/1/98-12/31/98    2/15/99      6.9%     $224,972
  5/6/99      1/1/99-3/31/99    5/15/99      7.0%      223,602
  8/5/99      4/1/99-6/30/99    8/15/99      7.0%      226,660
 11/4/99      7/1/99-9/30/99   11/15/99     7.25%      236,848
 1/27/00    10/1/99-12/31/99    2/15/00     7.25%      237,390
  5/4/00      1/1/00-3/31/00    5/15/00     7.25%      233,673
 8/10/00      4/1/00-6/30/00    8/15/00     7.75%      250,600
 11/9/00      7/1/00-9/30/00   11/15/00     7.75%      253,621
 2/15/01    10/1/00-12/31/00    2/15/01      8.0%      262,106
 5/10/01      1/1/01-3/31/01    5/15/01      8.0%      256,556
 8/09/01      4/1/01-6/30/01    8/15/01      8.0%      256,528
11/15/01      7/1/01-9/30/01   11/15/01      8.0%      259,347(b)

(a) Dividends were declared on a daily basis.
(b) Does not include a bonus distribution of $64,308.

   The dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At September 30, 2001, there were approximately 68,797 shares purchased through the Reinvestment Plan and approximately 69,204 shares liquidated.

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

Liquidity and Capital Resources

    As of September 30, 2001, the Fund had received $12,881,903 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

Compliance with 95% REIT taxable income test

   The Fund is required, under the Code, to make distributions of an amount not less than 95% of its REIT taxable income during the year.

   In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Results of Operations - 9 months - 2001 Compared to 2000

   The Fund generated net income of $678,000 for the nine months ended September 30, 2001 as compared to net income of $669,000 for the nine months ended September 30, 2000.

   Total income for the nine months ended September 30, 2001 was $1,048,000 as compared to $1,073,000 for the same nine month period in 2000, a decrease of $25,000. The $25,000 decrease was due primarily to a $17,000 decrease in real estate tax reimbursement income and a $5,000 decrease in interest and other income. Real estate tax reimbursement income decreased because 1999 real estate tax reimbursement income was included in 2000. The 1999 tax bill was received late and therefore not billed to tenant until 2000.

   For the nine months ended September 30, 2001, total expenses were $370,000 as compared to $404,000 for the same nine month period in 2000, a decrease of $34,000. Bad debt expense decreased $16,000 as a result of the Fund receiving payment in 2001 that management had estimated in 2000 to be uncollectible. Advisory fees also decreased by $18,000 as a result of the modification by the Board of Directors in February, 2001. Real estate tax expense decreased by $19,000 corresponding with the decrease in real estate tax reimbursement income. These decreases in expense were offset by an increase in general and administrative expense of $19,000, primarily due to an increase of legal and other professional fees of $29,000, offset by a decrease in state tax expense of $6,000 and a decrease in insurance expense of $4,000.

Results of Operations - 3 months - 2001 Compared to 2000

   The Fund generated net income of $214,000 for the three months ended September 30, 2001 as compared to net income of $226,000 for the three months ended September 30, 2000.

   Total income for the three months ended September 30, 2001 was $345,000 as compared to $360,000 for the same three month period in 2000, a decrease of $15,000. The $15,000 decrease was due primarily to a $9,000 decrease in real estate tax reimbursement income and a $4,000 decrease in interest and other income.

   For the three months ended September 30, 2001, total expenses were $131,000 as compared to $134,000 for the same three month period in 2000, a decrease of $3,000. The decrease is primarily due to a decrease in real estate tax expense of $11,000 corresponding to the decrease in real estate tax reimbursement income and a decrease in advisory fee expense of $7,000 offset by an increase in general and administrative expense of $15,000, due primarily to increases in legal and other professional fees.


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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: November 20, 2001


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: November 20, 2001