Form 10KSB
period 2001-12-31
BRAUVIN NET LEASE V INC
filed 2002-03-29
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the
   Securities Exchange Act of  1934.

             For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(b)of the Exchange Act:

                                     Name of each exchange on
   Title of each class                   which registered
         None                                   N/A

Securities registered pursuant to Section 12(g)of the Exchange Act:

             Common Stock, par value - $.01 per share
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No        .

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,404,216.

The aggregate market value of the Common Stock held by non-affiliates as of March 28, 2002 was $10,289,296. As of March 28,
2002, the registrant had 1,286,163 shares of Common Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .

                    BRAUVIN NET LEASE V, INC.
                  2001 FORM 10-KSB ANNUAL REPORT

                              INDEX

                              PART I
                                                                    Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  11

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . .  11

                             PART II

Item 5. Market for Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . . . .  12

Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  14

Item 7. Consolidated Financial Statements. . . . . . . . . . . . . .16

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .  16

                             PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a)
        of the Exchange Act. . . . . . . . . . . . . . . . . . . .  18

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . .  22

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .  22

Item 12.Certain Relationships and Related Transactions . . . . . .  22

Item 13.Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28




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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan was available for those stockholders who wished to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 2001, the Fund had outstanding 1,286,163 shares and the gross proceeds raised were $13,545,075, excluding liquidations of $663,172, and including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

   In February 2001, the Board of Directors determined it was in the best interest of the Fund to discontinue the Dividend Reinvestment Plan. Shareholder participation in the Plan had declined to approximately 3.9% of the total number of investors in the Fund. The Board of Directors concluded that the significant majority of shareholders would benefit from the termination through the elimination of the potential for the dilution of existing shareholders as well as the elimination of the costs associated with the Plan. Accordingly, effective February 13, 2001, the Board of Directors terminated the Dividend Reinvestment Plan and all future dividends will be paid in cash.

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

Item 2. Description of Properties.

Country Harvest Buffet Restaurant

   On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property was originally leased to Country Harvest Buffet Restaurants, Inc. under a triple net lease. The tenant discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. In January, 1998, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. Moon Buffet opened for business mid-April 1998. The Moon Buffet lease is triple net, which requires monthly payments of minimum base rent in the amount of $8,721 with periodic increases in rent beginning in the third sublease year. Under the Moon Buffet sublease no percentage rental payments will be made to the Fund. The Moon Buffet lease is scheduled to expire in November, 2014.

On The Border Restaurant

   On January 9, 1995, the Fund purchased an 8,200 square foot building and the underlying land which was occupied by an On The Border restaurant (the "OTB Property") located in Stafford, Texas (metropolitan Houston), from an unaffiliated party, for $1,340,000 plus closing costs. The OTB Property is leased to On The Border Corporation, a subsidiary of On The Border Cafes, Inc., under a triple net, initial fifteen-year lease with two five-year extension options which is guaranteed by Brinker Restaurant Corporation, an affiliate of On The Border Cafes, Inc. The lease requires a minimum base rent each month in the amount of $12,292 plus periodic increases beginning in the sixth lease year. The tenant of the OTB Property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) has stated its intention to honor the lease and cooperate with the Fund to cause the property to be reoccupied. Moreover, the adjacent highway was widened, which has resulted in the condemnation of a portion of the frontage of the parcel. The monetary damages from this condemnation were paid to HMG/Courtland Properties, the developer of the property (the "Developer"). The Fund was compensated with an adjacent piece of land owned by the Developer. The Fund is working with Brinker International, in order to locate a subtenant or facilitate the sale of this location. The Fund does not currently anticipate that this situation will adversely affect the Fund's cash flow, as rent is currently being paid on the lease. A contract for the sale of this property was signed on December 13, 2000 with an unaffiliated third party, at a price of approximately $1,385,000, subject to the purchaser's due diligence. In the first quarter of 2001, this contract was terminated by the potential purchaser. In the first quarter of 2002, a contract for the sale of this property was signed with an unaffiliated third party. The sale price was $1,585,000 and was subject to the purchaser's due diligence. On February 20, 2002, the potential purchaser terminated the sale contract. Subsequently, the Fund entered into a separate contract with an unaffiliated third party for an amount of $1,385,000(exclusive of an additional $200,000 tenant lease buyout fee). The buyer is currently conducting its due diligence. There is no assurance that this contract will be consummated.


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

   Brinker has expressed a desire to close this facility and exchange this property for a better performing property that Brinker currently owns. If this exchange occurs the base rent would remain the same, but the percentage rent breakpoint would be reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint would be reduced from 6% to 4.75%. The existing property does not generate any percentage rent. However, the Fund anticipates that the exchanged property will generate percentage rents. The fund presently is determining whether this exchange is in its best interest and has not yet made a determination.


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

   In March 2000, the Fund received notice that the lease for this property was purchased by Footstar through the auction process. This lease purchase should not affect the terms of the Just For Feet lease. Footstar is operating the property and continues to timely make all ongoing rental payments to the Fund. In the first quarter of 2001, the Fund signed a contract for the sale of this property to an unaffiliated third party for approximately $2,700,000, subject to the purchaser's due diligence. This contract was subsequently terminated.

   In the first quarter of 2002, the Fund signed another contract with an unaffiliated third party for the sale of this property at a sale price of $2,700,000 subject to the purchaser's due diligence. In March, 2002, the potential purchaser terminated the sale contract. Subsequently, the Fund received another offer from another unaffiliated third party for the purchase of this property at a price of $2,675,000. The Fund is currently negotiating the contract with this potential purchaser.

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

Pier 1 Imports

   On May 3, 1996, the Fund purchased a 10,834 square foot building and the underlying land which was occupied by a Pier 1 Imports store (the "Pier 1 Property"), located in Sioux Falls, South Dakota from P. One Sioux Falls Investors, Inc., an unaffiliated party, for $1,375,000 plus closing costs. The Pier 1 Property has been leased to Pier 1 Imports, Inc. ("Pier 1"), under a triple net, ten-year lease ending February 28, 2006. The lease requires Pier 1 to pay a minimum base rent each month in the amount of $13,046.

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


Jiffy Lube & Firestone

   On February 20, 1997, effective as of January 22, 1997, the Fund, through a wholly-owned subsidiary intended to qualify as a qualified REIT subsidiary, purchased two buildings consisting of a 6,580 square foot building and the underlying land, which was occupied by a Firestone Tire & Service Center facility (the "Firestone Facility") and a 2,440 square foot building and the underlying land, which was occupied by a Jiffy Lube oil change facility (the "Jiffy Lube Facility"), both located in East Norriton Township, Pennsylvania from an unaffiliated party for $1,450,000 plus closing costs. The Firestone Facility was subject to an existing lease to Bridgestone/Firestone Inc. ("Firestone") under a triple net lease (except the landlord is responsible for structural, roof and exterior repairs) for an initial term of 25 years ending January 31, 2013, which requires Firestone to pay a minimum base rent each month in the amount of $7,975 plus periodic increases and percentage rent. In 2000, Bridgestone-Firestone, Inc. was in the process of a national remodeling program for its retail stores, which included painting, new counters, customer lounge and new merchandise display fixtures and exterior painting. The program was completed in 2000 with an average expenditure of $50,000 per store. Bridgestone-Firestone, Inc. believes that its remodeling program will attract new customers to its stores and surrounding businesses. The Jiffy Lube Facility was subject to an existing lease to Jiffy Lube International of Maryland, Inc. ("Jiffy Lube") under a triple net lease for an initial term of 20 years ending May 8, 2007, which requires Jiffy Lube to pay a minimum base rent each month in the amount of $6,570 plus periodic increases and percentage rent.

   In the opinion of management, the Fund has provided for adequate insurance coverage of its real estate investment properties.

   As of December 31, 2001, all the Fund's properties were fully occupied with the exception of the On The Border Restaurant and the Taylor Rental Facility.

   All the Fund's properties are being depreciated over 40 years for financial reporting and 39 years for tax reporting. The federal tax basis of all the Fund's properties is approximately
$11,528,400.

Risk of Ownership

   The possibility exists that tenants of the Fund's properties as well as lease guarantors, if any, may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Fund. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Fund. Furthermore, the Fund may be unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a particular type of operation. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of funds that might otherwise be available for distribution.

Item 3. Legal Proceedings.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                             PART II

Item 5. Market for the Common Equity and Related Stockholder
        Matters.

   At December 31, 2001 there were 716 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance exists that there will be a public market for the shares, shares could have been redeemed or transferred as discussed below.

Redemption of Shares

   After the termination of the offering, any stockholder (excluding the Advisor or its affiliates who may not sell the shares represented by the initial investment while the Advisor remains the advisor to the Fund, but who may transfer the shares to an affiliate) who acquired or received shares directly from the Fund or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Fund for redemption at any time subject to the availability of proceeds in accordance with the procedures outlined in the Fund's Prospectus. The Fund does not expect to redeem any further shares as a result of the discontinuance of the Dividend Reinvestment Plan as discussed below.

   In accordance with the Fund's original investment objective, during the first quarter of 2000, the Board of Directors approved a plan to have the Fund's shares listed on the OTC Bulletin Board under the symbol "yyBNL". Accordingly, the future price of all additional shares of stock purchased (or redeemed) under the Dividend Reinvestment Plan will now be based on market activity. Specifically, the Board of Directors approved the reinvestment price to be based on the weighted average of actual trades in the 30 days prior to the end of each quarter, or to the extent there is no activity, the average of the bid/ask price during the period.

   Because the timing of the listing of the shares closely coincided with the February 15, 2000 distribution, the Board of Directors determined that the Dividend Reinvestment Plan should be suspended for the February 15, 2000 distribution. This was done to give shareholders an opportunity to fully consider the current changes in the Dividend Reinvestment Plan.

   The Board of Directors, in their sole discretion, may amend or suspend the Reinvestment Plan at any time they determine, provided that such amendment or suspension is in the best interest of the Fund.

   In February 2001, the Board of Directors determined it was in the best interest of the Fund to discontinue the Dividend Reinvestment Plan. Stockholder participation in the Plan had declined to approximately 3.9% of the total number of investors in the Fund. The Board of Directors concluded that the significant majority of stockholders would benefit from the termination through the elimination of the potential for the dilution of existing stockholders as well as the elimination of the costs associated with the Plan. Accordingly, effective February 13, 2001, the Board of Directors terminated the Dividend Reinvestment Plan and all future dividends will be paid in cash.

Transfer of Shares

   All shares are fully transferable, subject only to restrictions that would cause loss of REIT status. However, each person acquiring shares must comply with the procedures in the Prospectus prior to any share transfer being recorded on the books and records of the Fund.

   Dividends

   Below is a table summarizing the dividends declared since
January 1, 2000:
                                          Annualized
Declaration      Record       Payment      Dividend
  Date(a)         Dates         Date        Rate        Amount

1/27/00   10/01/99-12/31/99    2/15/00       7.25%    $237,390
 5/4/00      1/1/00-3/31/00    5/15/00       7.25%     233,673
8/10/00      4/1/00-6/30/00    8/15/00       7.75%     250,600
11/9/00      7/1/00-9/30/00   11/15/00       7.75%     253,621
2/15/01    10/1/00-12/31/00    2/15/01       8.0%      262,106
5/10/01      1/1/01-3/31/01    5/15/01       8.0%      256,556
8/09/01      4/1/01-6/30/01    8/15/01       8.0%      256,528
11/15/01     7/1/01-9/30/01   11/15/01       8.0%      259,347(b)
1/24/02    10/1/01-12/31/01    2/15/02       8.25%     267,452

(a) Dividends were declared on a daily basis.
(b) Does not include a bonus distribution of $64,308.

   In order to qualify as a REIT, the Fund is required to distribute dividends to its stockholders in an amount at least equal to 90% (95% for years prior to 2001) of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements. See "Management's Discussion and Analysis or Plan of Operation".

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

Liquidity and Capital Resources

    As of December 31, 2001, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

Compliance with REIT taxable income test

   The Fund is required, under the Code, to make distributions of an amount not less than 95% of its REIT taxable income during the year ended December 31, 2000 and 90% for the year ended December 31, 2001. See Item 5 for detail on distributions made in 2001 and 2000.

   The amount required to have been paid for the year ended
December 31, 2000 approximated $810,000.

   The amount required to have been paid for the year ended December 31, 2001 approximated $768,900. In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Results of Operations - 2001 Compared to 2000

   Total income for the year ended December 31, 2001 was approximately $1,404,000 of which $1,359,000 was rental income.
Total expenses were approximately $488,000 and net income was approximately $916,000.

   Total income was approximately $1,404,000 in 2001 compared to approximately $1,428,000 in 2000, a decrease of approximately $24,000. This decrease was due to a decrease in real estate tax reimbursement income of $16,000 and a decrease in interest and other income of $8,000. Real estate tax reimbursement income decreased in 2001 because a portion of the 1999 real estate tax reimbursement income was included in 2000. The 1999 tax bill was received late and therefore not billed to the tenant until 2000.

   Total expenses incurred in 2001 were approximately $488,000, compared to approximately $524,000 in 2000, a decrease of approximately $35,000. The decrease was due primarily to a $25,000 reduction in advisory fees, a $16,000 decrease in bad debt expense and an $11,000 decrease in real estate tax expense partially offset by an $18,000 increase in general and administrative expense. Advisory fees decreased as a result of the modification in the fee amount by the Board of Directors in February, 2001. Bad debt expense also decreased as a result of the Fund receiving payment in 2001 that management had estimated in 2000 to be uncollectible. Real estate tax expense decreased corresponding with the decrease in real estate tax reimbursement income. These decreases in expense were offset by an increase in general and administrative expense primarily due to an increase of legal and other professional fees of $31,000, offset by a decrease in state tax expense of $15,000.


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

   Total expenses incurred in 2000 were approximately $524,000, compared to approximately $492,000 in 1999, an increase of approximately $32,000. The increase was due primarily to an increase in general and administrative expense and an increase in bad debt expense. General and administrative expenses increased primarily as a result of an increase in real estate tax expense of $38,000, which was partially offset by a decrease in legal and professional fees of approximately $14,000.

Item 7. Consolidated Financial Statements.

   See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-KSB for financial statements where applicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   On November 6, 2001 the Fund dismissed Deloitte & Touche LLP as its independent accountant. Deloitte & Touche LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change the Fund's accountant was approved by the Fund's Board of Directors to reduce the costs associated with the audit. In the Fund's fiscal years ended December 31, 1999 and 2000 and the subsequent interim period preceding the dismissal there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused Deloitte & Touche LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

   On November 7, 2001, the Fund engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. The decision to engage Altschuler, Melvoin and Glasser LLP was approved by the Board of Directors. Neither the Fund (nor someone on its behalf) consulted Altschuler, Melvoin and Glasser LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Fund's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

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

   MR. JEROME J. BRAULT (age 68) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust, L.L.C. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 41) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C.
He is an officer of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is the president and a director of Brauvin Capital Trust, Inc. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in its Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. GREGORY S. KOBUS (age 52) has been a director of the Fund since its offering. Mr. Kobus became Chairman and President of Hawthorn Bank, Mundelein, Illinois in 1992. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

   MR. KENNETH S. NELSON (age 52) has been a director of the Fund since its offering. Mr. Nelson is currently Senior Vice President for Bank One NA and Director for Bank One Capital Markets, Inc. , where he has responsibility for Project Finance for Bank One NA's public real estate company clients. Mr. Nelson joined First Chicago NBD Corporation the predecessor of Bank One in 1983 as vice president and manager of its Washington, D.C. Real Estate Office. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

   MR. HUGH K. ZWIEG (age 42) has been a director of the Fund since its offering. Mr. Zwieg is Senior Vice President of CMD Corporation since 1989. Mr. Zwieg is responsible for the placement of all debt and equity capital and management of all institutional relationships. In addition, he oversees the financial structuring of all CMD's investments and sales. Prior thereto, Mr. Zwieg was Vice President of Investment Management of Balcor Company, a real estate investment subsidiary of Shearson Lehman, from 1987 to 1989, where he managed a $500 million real estate portfolio with responsibility for the operations, leasing, financing and sales strategy for the properties. During his tenure, he also worked in the Special Projects Group, which was responsible for the recapitalization and workout of problem assets in Balcor's Equity and Debt portfolios. Mr. Zwieg began his career at the First National Bank of Chicago where he was a commercial real estate loan officer. Mr. Zwieg received a B.B.A. in 1982 and an M.B.A. in 1983, both from the University of Wisconsin in Madison, Wisconsin.

    MR. THOMAS E. MURPHY (age 35) is the treasurer and chief financial officer of the Fund. He is the chief financial officer of various Brauvin entities, which act as general partners of five publically registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc. and Brauvin Securities, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 10. Executive Compensation.

   The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 2001 and 2000 was approximately $15,000 and $16,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

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

   Pursuant to the terms of the Advisory Agreement, the Fund incurred or paid the Advisor a non-accountable expense allowance in an amount equal to 2.5% of the gross proceeds of the offering which in 2001 and 2000 were $0 and $857, respectively.

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

   In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. The independent directors will continue to review the advisory fee amount on an annual basis.

   Advisory fees of $149,997 and $175,000 were paid by the Fund in 2001 and 2000 respectively inclusive of amounts accrued in prior years. In addition, the Fund paid accrued Advisory Fees of $30,000 in 2001.

   Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $13,317 and $13,487 were incurred and payable by the Fund in 2001 and 2000 respectively, to BMC.

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

(b) Reports on Form 8-K.

    On November 6, 2001, the Fund dismissed Deloitte & Touche LLP as its independent accountant. Additionally on November 7, 2001 the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. This Form 8-K was dated November 6, 2001 and filed on November 14, 2001.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BRAUVIN NET LEASE V, INC.
                              (Registrant)


Date: 3/28/02              By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature  Title   Date


/s/ Jerome J. Brault
Jerome J. Brault
Chairman, President
and Chief Executive
Officer        3/28/02



/s/ Kenneth S. Nelson
Kenneth S. Nelson
Director 3/28/02


/s/ James L. Brault
James L. Brault
Director, Executive
Vice President and
Secretary   3/28/02



/s/ Gregory S. Kobus
Gregory S. Kobus
Director     3/28/02


/s/ Hugh K. Zwieg
Hugh K. Zwieg
Director     3/28/02


/s/ Thomas E. Murphy
Thomas E. Murphy
Treasurer and Chief
Financial Officer
(Principal
Accounting Officer)  3/28/02

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report   . . . . . . . . . . . . . . . . . . .F-2

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Balance Sheet, December 31, 2001. . . . . . . . . . . .F-4

Consolidated Statements of Operations, for the years
  ended December 31, 2001 and 2000 . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001 and 2000 . . . . . . . . . . . . . .F-6

Consolidated Statements of Cash Flows for the years
 ended December 31, 2001 and 2000. . . . . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-8


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.

                INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Brauvin Net Lease V, Inc.


We have audited the accompanying consolidated balance sheet of Brauvin Net Lease V, Inc. and subsidiary as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brauvin Net Lease V, Inc. and subsidiary at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Altschuler, Melvoin and Glasser LLP


Chicago, Illinois
January 21, 2002, except as to note 5
which is as of March 12, 2002





INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Brauvin Net Lease V, Inc.
Chicago, Illinois

We have audited the accompanying consolidated statement of operations of Brauvin Net Lease V, Inc. and subsidiary for the year ended December 31, 2000 and the related consolidated statements of stockholders' equity and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of Brauvin Net Lease V, Inc. and subsidiary for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche
Chicago, Illinois
February 16, 2001









                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET

                                               December 31,
                                                    2001
ASSETS
Investment in real estate, at cost:
  Land                                          $ 3,979,586
  Buildings                                       7,632,199
                                                 11,611,785

  Less: Accumulated depreciation                 (1,201,424)
Net investment in real estate                    10,410,361

Cash and cash equivalents                           298,835
Tenant receivables                                   31,515
Deferred rent receivable                            403,661
Prepaid expenses                                      4,413

Total Assets                                    $11,148,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                      $    29,107
Rents received in advance                            29,208
Due to affiliates                                    24,566
  Total Liabilities                                  82,881
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none issued                                            --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 outstanding                              12,862
Additional paid-in capital                       11,526,203
Accumulated deficit                                (473,161)
  Total Stockholders' Equity                     11,065,904
Total Liabilities and Stockholders'
  Equity                                        $11,148,785

          See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31,


                                           2001           2000

INCOME
Rental                                  $1,359,027   $1,359,029
Other charges to tenants                    34,459       48,110
Interest and other                          10,730       21,267

  Total income                           1,404,216    1,428,406

EXPENSES
Directors fees                              15,000       16,000
Advisory fees                              149,997      175,000
Management fees                             13,317       13,487
General and administrative                  96,538       78,928
Real estate taxes                           27,386       38,517
Bad debt (recovery) expense                 (7,852)       7,852
Depreciation and amortization              193,763      193,763

  Total expenses                           488,149      523,547

Net Income                              $  916,067    $ 904,859
Net Income Per Share
 (based on weighted average shares
  outstanding of 1,290,339
  and 1,242,820, respectively
  for the years ended
  December 31, 2001 and
  2000--basic and diluted)              $     0.71    $    0.73






          See notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 2001 and 2000

                         Common Stock
                      Number                   Paid-in (Accumulated
                  of Shares       Amount      Capital     Deficit)    Total
Balance at
 January 1,
   2000          1,300,510   $13,005  $11,676,276   $(219,958) $11,469,323
Net income              --        --           --     904,859      904,859
Dividends               --        --           --    (975,284)    (975,284)
Issuance of stock,
net of selling
commissions and
other offering
costs of $28,836,
net of
liquidations            85         1      (36,560)         --      (36,559)

Balance at
 December 31,
  2000           1,300,595    13,006   11,639,716    (290,383)  11,362,339

Net income              --        --           --     916,067      916,067
Dividends               --        --           --  (1,098,845)  (1,098,845)
Liquidations of
  stock            (14,432)     (144)    (113,513)         --     (113,657)

Balance at
 December 31,
 2001            1,286,163   $12,862  $11,526,203   $(473,161) $11,065,904


* Ordinary and non-taxable dividends amounted to $854,312 and $244,533 respectively for the year ended December 31, 2001. Ordinary and non-taxable dividends amounted to $853,039 and $122,245 respectively for the year ended December 31, 2000.







            See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years ended December 31,

                                                     2001       2000
Cash Flows From Operating Activities:
Net income                                       $   916,067  $ 904,859
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                        193,763    193,763
Bad debt (recovery) expense                           (7,852)     7,852
Changes in:
      Tenant receivables                             (10,712)   (16,877)
      Deferred rent receivable                       (26,156)   (27,823)
      Prepaid expenses                                (4,413)        --
      Accounts payable and accrued expenses           11,698      2,847
      Rents received in advance                      (23,625)   (19,880)
      Due to affiliates                              (30,263)      (179)

Net cash provided by operating activities          1,018,507  1,044,562

Cash Flows From Financing Activities:
Stock liquidations                                  (115,456)    (7,723)
Selling commissions and other
  offering costs                                       1,799    (28,836)
Dividends                                         (1,098,845)  (975,284)
Net cash used in
  financing activities                            (1,212,502)(1,011,843)
Net (decrease) increase in cash
  and cash equivalents                              (193,995)    32,719
Cash and cash equivalents at
  beginning of year                                  492,830    460,111
Cash and cash equivalents at end of year          $  298,835 $  492,830








          See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2001 and 2000

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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 2001, the Fund had sold 1,286,163 shares and the gross proceeds raised were $12,881,903, net of liquidations of $663,172, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

   Federal Income Taxes

   For the years ended December 31, 2001 and 2000, the Fund continued to be treated as a REIT under Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 90% (95% for the 2000) of its taxable income to its stockholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a REIT and, accordingly, no provision has been made for Federal income taxes in the financial statements.

   Consolidation of Subsidiary

   The Fund owns a 100% interest in one qualified REIT subsidiary, Germantown Associates, Inc., which owns one Firestone/JiffyLube property. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and stockholder's equity of Germantown Associates, Inc. All significant intercompany accounts have been eliminated.

   Investment in Real Estate

   The Fund's rental properties are stated at cost including acquisition costs. Depreciation is recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 40 years.

   The Fund had performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2001 or 2000. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 2001 and 2000.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2001, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

   In August 2001, the FASB issued Statement of Financial
Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

   The Fund does not believe that the adoption of SFAS 141, 142, 143, or 144, will have a significant impact on its financial statements.

(2)  RELATED PARTY TRANSACTIONS

   The Fund is required to pay certain fees to the Advisor or its affiliates pursuant to various agreements set forth in the Prospectus and described below.

   Pursuant to the terms of the Selling Agreement, Brauvin Securities, Inc. ("BSI"), an affiliate of the Advisor, was entitled to placement charges of 5.50% of the gross proceeds of the Fund's offering, all of which were reallowed to placement agents. In addition, BSI was entitled to a marketing and due diligence expense allowance fee equal to 0.50% of the gross proceeds to reimburse marketing and due diligence expenses, some portion of which may be reallowed to placement agents.

   Pursuant to the terms of the Advisory Agreement, the Advisor was entitled to a non-accountable expense allowance in an amount equal to 2.5% of the cumulative gross proceeds of the offering.

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

   In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets.

   Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provides leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees that are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property.


   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 2001 and 2000 were as follows:

                                       2001                   2000

Advisory fees                         $149,997              $175,000
Dividend
 reinvestment fees                          --                   347
Management fees                         13,317                13,487
Nonaccountable fees                         --                   857
Reimbursable office expenses                --                 4,368

                                      $163,314              $194,059

   As of December 31, 2001 the amounts owed to affiliates are $23,914 for advisory fees, and $652 for management fees.


(3)  DIVIDENDS

   Below is a table summarizing the dividends declared since
January 1, 2000:
                                          Annualized
 Declaration      Record       Payment      Dividend
   Date(a)        Dates          Date          Rate       Amount

  1/27/00   10/01/99-12/31/99    2/15/00       7.25%     $237,390
   5/4/00      1/1/00-3/31/00    5/15/00       7.25%      233,673
  8/10/00      4/1/00-6/30/00    8/15/00       7.75%      250,600
  11/9/00      7/1/00-9/30/00   11/15/00       7.75%      253,621
  2/15/01    10/1/00-12/31/00    2/15/01       8.0%       262,106
  5/10/01      1/1/01-3/31/01    5/15/01       8.0%       256,556
  8/09/01      4/1/01-6/30/01    8/15/01       8.0%       256,528
 11/15/01      7/1/01-9/30/01   11/15/01       8.0%       259,347(b)
  1/24/02    10/1/01-12/31/01    2/15/02       8.25%      267,452
(a) Dividends were declared on a daily basis.
(b) Does not include a bonus distribution of $64,308.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At December 31, 2001, there were approximately 68,797 shares purchased through the Reinvestment Plan and approximately 69,204 shares liquidated.

   In accordance with the Fund's original investment objective, during the first quarter of 2000, the Board of Directors approved a plan to have the Fund's shares listed on the OTC Bulletin Board under the symbol "yyBNL".

   In order to qualify as a REIT, the Fund is required to distribute dividends to its stockholders in an amount at least equal to 90% for tax years beginning in 2001 and 95% for years prior to 2001 of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements.

   Effective February 13, 2001, the Board of Directors discontinued the Dividend Reinvestment Plan. Accordingly, all future dividends will be paid in cash.

(4)   OPERATING LEASES

   The Fund's rental income is principally obtained from tenants through rental payments provided under triple net noncancellable operating leases. The leases provide for a base minimum annual rent with scheduled increases during the terms and increases in rent through participation in gross sales above a stated level.

   The following is a schedule of noncancellable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 2001:

     Year ending December 31:           2002     $ 1,343,467
                                        2003       1,359,020
                                        2004       1,368,092
                                        2005       1,235,229
                                        2006       1,041,728
                                  Thereafter       4,739,973
                                                 $11,087,509



(5)  SUBSEQUENT EVENT

  In January 2002, a contract for the sale of the On The Border Restaurant property was signed with an unaffiliated third party.
The sale price was $1,585,000 and was subject to the purchaser's due diligence. On February 20, 2002, the potential purchaser terminated the sale contract. Subsequently, the Fund received another offer from another unaffiliated third party for the purchase of this property. The Fund entered into another contract with an unaffiliated potential purchaser for an amount of $1,385,000(exclusive of an additional $200,000 tenant lease buyout fee). The purchaser is currently conducting its due diligence and there can be no assurance that this transaction will be consummated.

  Also in January 2002, the Fund signed a contract for the sale of the Just For Feet property with an unaffiliated third party for at a sale price of $2,700,000 subject to the purchaser's due diligence. In March, 2002, the potential purchaser terminated the sale contract. Subsequently, the Fund received another offer from another unaffiliated third party for the purchase of this property. The Fund is currently negotiating the contract with this potential purchaser for an amount of $2,675,000.

                           Exhibit 21

              Subsidiaries of Small Business Issuer


                                   State of          Names under which
Subsidiary                    Incorporation   Subsidiary does business

Germantown                         Illinois          Montgomery County
Associates, Inc.                                      Associates, Inc.