Form 10QSB
period 2002-03-31
BRAUVIN NET LEASE V INC
filed 2002-05-21
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

   For the quarterly period ended   March 31, 2002

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

As of May 15, 2002, the registrant had 1,286,163 shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .


                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                  PART I - FINANCIAL INFORMATION
                                                                   Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at March 31, 2002 . . . . . . . . 4

        Consolidated Statements of Operations for the
        three months ended March 31, 2002 and 2001 . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 2002 and 2001 . . . . . . . . . 6

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



                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 2002, Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, and Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2001 Annual Report on Form 10-KSB.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                                March 31,
                                                  2002
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,979,586
  Buildings                                     7,632,199
                                               11,611,785

  Less accumulated depreciation                (1,249,866)
Net investment in real estate                  10,361,919

Cash and cash equivalents                         324,699
Tenant receivables                                 27,734
Deferred rent receivable                          409,617
Prepaid expenses                                    2,244

Total Assets                                  $11,126,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                   $     38,988
Rents received in advance                          44,060
Due to affiliates                                  18,637
Total Liabilities                                 101,685

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 shares issued
  and outstanding                                  12,862
Additional paid-in capital                     11,526,203
Accumulated deficit                              (514,537)
Total Stockholders' Equity                     11,024,528
Total Liabilities and Stockholders'
  Equity                                      $11,126,213



           See notes to consolidated financial statements.



                     BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31,
                          (Unaudited)

                                             2002         2001

INCOME
Rental                                     $339,756    $339,897
Other charges to tenants                     17,940          --
Interest and other                              144       5,432

  Total income                              357,840     345,329


EXPENSES
Directors fees                                3,000       3,000
Advisory fees                                36,249      41,250
Management fees                               3,723       3,451
General and administrative                   22,411      20,395
Real estate taxes                            17,940          --

Bad debt expense                                 --      (7,852)
Depreciation and amortization                48,441      48,441

  Total expenses                            131,764     108,685

Net income                                 $226,076    $236,644

Net income per share
  (based on average shares
  outstanding of 1,286,163
  and 1,300,039, respectively
  for the three months ended
  March 31, 2002 and 2001)                 $   0.18    $   0.18








         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31,
                          (Unaudited)

                                                     2002        2001
Cash Flows From Operating Activities:
Net income                                        $ 226,076   $ 236,644
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Depreciation and amortization                        48,441      48,441
Provision for doubtful accounts                          --      (7,852)
Changes in:
  Tenant receivables                                  3,781      10,413
  Deferred rent receivable                           (5,956)     (6,539)
  Prepaid expenses                                    2,170          --
  Accounts payable and
      accrued expenses                                9,881      (7,579)
  Rents received in advance                          14,852          --
  Due to affiliates                                  (5,929)     (3,098)

Net cash provided by operating
  activities                                        293,316      270,430

Cash Flows From Financing Activities:
Stock liquidations                                       --   ( 115,456)
Dividends                                          (267,452)   (262,106)
Net cash used in
  financing activities                             (267,452)   (377,562)

Net increase(decrease) in cash
  and cash equivalents                               25,864    (107,132)
Cash and cash equivalents at
  beginning of period                               298,835     492,830
Cash and cash equivalents at
  end of period                                    $324,699    $385,698











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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 2002, the Fund had sold 1,286,163 shares and the gross proceeds raised were $12,881,903, net of liquidations of $663,172, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

    Federal Income Taxes

    The Fund intends to be treated as a REIT under Internal Revenue Code Sections 856-860. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 90% of its taxable income to its shareholders and meets certain asset and income tests as well as other requirements. The Fund continues to qualify as a real estate investment trust and, accordingly, no provision has been made for Federal income taxes in the financial statements.

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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2002. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 2002.

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

    The fair value estimates presented herein are based on information available to management as of March 31, 2002, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

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

    In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. In 2002, the independent directors again reviewed the Advisory Agreement, and the advisory fee was renewed for a one year period at an annual amount of $145,000.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                     2002              2001
Advisory fees                      $36,249           $41,250
Management fees                      3,723             3,451
                                  $ 39,972          $ 44,701

  As of March 31, 2002 the Fund made all payments to affiliates except for $14,914 for advisory fees and $3,722 for management fees.


(3)  DIVIDENDS

  Below is a table summarizing the dividends declared since
 January 1, 2000:

                                          Annualized
Declaration    Record        Payment      Dividend
Date(a)         Dates          Date         Rate     Amount(b)


 1/27/00  10/1/99-12/31/99    2/15/00       7.25%    $237,390
  5/4/00    1/1/00-3/31/00    5/15/00       7.25%     233,673
 8/10/00    4/1/00-6/30/00    8/15/00       7.75%     250,600
 11/9/00    7/1/00-9/30/00   11/15/00       7.75%     253,621
 2/15/01  10/1/00-12/31/00    2/15/01        8.0%     262,106
 5/10/01    1/1/01-3/31/01    5/15/01        8.0%     256,556
 8/09/01    4/1/01-6/30/01    8/15/01        8.0%     256,528
11/15/01   7/01/01-9/30/01   11/15/01        8.0%     259,437
 1/24/02  10/1/01-12/31/01    2/15/02       8.25%     267,452
05/08/02    1/1/02-3/31/02    5/15/02       8.25%     261,639

(a) Dividends were declared on a daily basis.
(b) The 11/15/01 distribution ($259,437) does not include a bonus distribution of $64,308.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At March 31, 2002, there were approximately 68,797 shares purchased through the Reinvestment Plan and approximately 69,204 shares liquidated.

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

(4)   SUBSEQUENT EVENT

   On April 29, 2002, the Fund sold the On The Border Restaurant property to an unaffiliated third party for a sales price of $1,385,000 (exclusive of an additional $200,000 tenant lease buyout fee). The net proceeds received including the buyout was approximately $1,467,000.

   On May 16, 2002, the Fund sold the Just For Feet property to an unaffiliated third party for a sales price of $2,675,000. The net proceeds received was approximately $2,575,000.

   In the second quarter of 2002, pursuant to the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund entered into a contract to purchase a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for a gross purchase price of $2,174,000. The current lease at this property expires in October 2019, and has two 10 year options. The lease requires a minimum base rent each month in the amount of $19,227 plus periodic increases every three years. Additionally, if acquired the Fund will receive a percentage of gross sales above a certain sales level. The contract provides for a 45 day investigation period with closing 15 days thereafter. The Fund is currently in its investigation period and there can be no assurance that the Fund will acquire this property.


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

Liquidity and Capital Resources

    As of March 31, 2002, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

Compliance with 90% REIT taxable income test

   The Fund is required, under the Internal Revenue Code, to make distributions of an amount not less than 90% of its REIT taxable income during the year.

   In accordance with the Fund's intent to maintain its qualification as a REIT under the Code, the Fund intends to manage its dividend distributions to approximate earnings during the year to which they relate.

Property sales

   On April 29, 2002, the Fund sold the On The Border Restaurant property to an unaffiliated third party for a sales price of $1,385,000 (exclusive of an additional $200,000 tenant lease buyout fee). The net proceeds received including the buyout was approximately $1,467,000.

   On May 16, 2002, the Fund sold the Just For Feet property to an unaffiliated third party for a sales price of $2,675,000. The net proceeds received was approximately $2,575,000.

   The Fund will be seeking to replace the sold properties in accordance with the acquisition guidelines of the Fund.

Purchase contract

   In the second quarter of 2002, pursuant with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund entered into a contract to purchase a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for a gross purchase price of $2,174,000. The current lease at this property expires in October 2019, and has two 10 year options. The lease requires a minimum base rent each month in the amount of $19,227 plus periodic increases every three years. Additionally, if acquired the Fund will receive a percentage of gross sales above a certain sales level. The contract provides for a 45 day investigation period with closing 15 days thereafter. The Fund is currently in its investigation period and there can be no assurance that the Fund will acquire this property.

Results of Operations - 2002 Compared to 2001

   The Fund generated net income of $226,000 for the three months ended March 31, 2002 as compared to net income of $237,000 for the three months ended March 31, 2001.

   Total income for the three months ended March 31, 2002 was $358,000 as compared to $345,000 for the same three month period in 2001, an increase of $13,000. The $13,000 increase was due to an increase in other charges to tenants of $18,000 related to real estate taxes offset by a decrease in interest and other income of $5,000. The charge to tenants for real estate tax was not billed in the first quarter of 2001, however real estate tax was billed to the tenants in the first quarter of 2002.

   For the three months ended March 31, 2002, total expenses were $132,000 as compared to $109,000 for the same three month period in 2001, an increase of $23,000. The increase is primarily due to a increase in real estate tax expense of $18,000 corresponding to the increase in other charges to tenants of $18,000. Bad debt expense increased $7,900 as a result of the Fund receiving payment in 2001 that management had estimated to be uncollectible. These increases in expense were offset by a decrease in advisory fees of $5,000.



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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: May 21, 2002


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: May 21, 2002