Form 10QSB
period 2002-06-30
BRAUVIN NET LEASE V INC
filed 2002-08-22
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

   For the quarterly period ended   June 30, 2002

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

As of August 15, 2002, the registrant had 1,286,163 shares of Common Stock outstanding.

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

        Consolidated Balance Sheet as of June 30, 2002 . . . . . . . 4

        Consolidated Statements of Operations for the
        six months ended June 30, 2002 and 2001. . . . . . . . . . . 5

         Consolidated Statements of Operations for the
        three months ended June 30, 2002 and 2001. . . . . . . . . . 6

         Consolidated Statements of Cash Flows for the
        six months ended June 30, 2002 and 2001. . . . . . . . . . . 7


        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  18

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .22

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .22

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .22

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .22

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .22

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23


                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 2002, Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001, Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001, and Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2001 Annual Report on Form 10-KSB.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                      June 30,
                                       2002
ASSETS
Investment in real estate, at cost:
  Land                                        $ 2,795,433
  Buildings                                     5,158,142
                                                7,953,575

  Less accumulated depreciation                  (852,085)
Net investment in real estate                   7,101,490

Cash and cash equivalents                       4,282,240
Tenant receivables                                 16,100
Deferred rent receivable                          205,353
Prepaid expenses                                   50,085

Total Assets                                  $11,655,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                   $     44,435
Rents received in advance                          27,139
Due to affiliates                                  21,823
Total Liabilities                                  93,397

Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 shares issued
  and outstanding                                  12,862
Additional paid-in capital                     11,526,203
Retained earnings                                  22,806
Total Stockholders' Equity                     11,561,871
Total Liabilities and Stockholders'
  Equity                                      $11,655,268

         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                             2002         2001

INCOME
Rental                                   $  426,205    $678,681
Lease termination fee                       200,000          --
Other charges to tenants                     23,755      15,981
Interest and other                            6,853       8,724

  Total income                              656,813     703,386


EXPENSES
Directors fees                                6,000       6,000
Advisory fees                                72,498      77,499
Management fees                               7,108       6,660
General and administrative                   62,934      44,140
Real estate taxes                            24,383      15,981
Bad debt expense                                 --      (7,852)
Depreciation and amortization                86,945      96,881

  Total expenses                            259,868     239,309

Net income before property sale             396,945     464,077
Gain on sale of property                    628,113          --

Net income                              $ 1,025,058    $464,077

Net income per share
  (based on average shares
  outstanding of 1,286,163
  and 1,292,900, respectively
  for the six months ended
  June 30, 2002 and 2001)               $      0.80   $   0.36





        See notes to consolidated financial statements.



                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)

                                            2002         2001

INCOME
Rental                                     $ 86,449    $338,784
Lease termination fee                       200,000          --
Real estate tax reimbursement                 5,815      15,981
Interest and other                            6,709       3,292

  Total income                              298,973     358,057

EXPENSES
Directors fees                                3,000       3,000
Advisory fees                                36,249      36,249
Management fees                               3,385       3,209
General and administrative                   40,523      23,745
Real estate taxes                             6,443      15,981
Depreciation and amortization                38,504      48,440

  Total expenses                            128,104     130,624

Net income before property sale             170,869     227,433
Gain on sale of property                    628,113          --

Net Income                                 $798,982    $227,433

Net Income Per Share
  (based on average shares
  outstanding of 1,286,163
  and 1,286,163, respectively)             $   0.62   $   0.18









        See notes to consolidated financial statements.



                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30,
                          (Unaudited)

                                                    2002         2001
Cash Flows From Operating Activities:
Net income                                       $1,025,058    $464,077
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Depreciation and amortization                        86,945      96,881
Provision for doubtful accounts                          --      (7,852)
Gain on sale of property                           (628,113)         --
Changes in:
  Tenant receivables                                 15,415       4,822
  Deferred rent receivable                          198,308     (13,078)
  Prepaid expenses                                    4,340          --
  Accounts payable and
      accrued expenses                               15,328      (3,719)
  Rents received in advance                          (2,069)    (23,625)
  Due to affiliates                                  (2,743)    (12,001)

Net cash provided by operating
  activities                                        712,469      505,505
Cash Flows From Investing Activities:
Proceeds from the sale of property                3,850,038           --
Deposits on acquisition                             (50,011)          --
Net cash provided by investing
   activities                                     3,800,027           --
Cash Flows From Financing Activities:
Stock liquidations                                       --    (115,456)
Dividends                                          (529,091)   (518,662)
Net cash used in
  financing activities                             (529,091)   (634,118)

Net increase(decrease) in cash
  and cash equivalents                            3,983,405    (128,613)
Cash and cash equivalents at
  beginning of period                               298,835     492,830
Cash and cash equivalents at
  end of period                                  $4,282,240    $364,217







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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 2002, the Fund had sold 1,286,163 shares and the gross proceeds raised were $12,881,903, net of liquidations of $663,172, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2002. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 2002.

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

    The fair value estimates presented herein are based on information available to management as of June 30, 2002, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was effective for years beginning after June 15, 2002. SFAS requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                                        2002          2001

Advisory fees                          $72,498      $77,499
Management fees                          7,108        6,660
Reimbursable operating                      --        5,441
                                      $ 79,606     $ 89,600

  As of June 30, 2002 the Fund made all payments to affiliates, except for $20,997 for advisory fees and $826 for management fees.
(3)  DIVIDENDS

  Below is a table summarizing the dividends declared since
 January 1, 2000:

                                          Annualized
Declaration      Record        Payment      Dividend
  Date(a)         Dates          Date         Rate      Amount

 1/27/00    10/1/99-12/31/99    2/15/00       7.25%    $237,390
  5/4/00      1/1/00-3/31/00    5/15/00       7.25%     233,673
 8/10/00      4/1/00-6/30/00    8/15/00       7.75%     250,600
 11/9/00      7/1/00-9/30/00   11/15/00       7.75%     253,621
 2/15/01    10/1/00-12/31/00    2/15/01        8.0%     262,106
 5/10/01      1/1/01-3/31/01    5/15/01        8.0%     256,556
 8/09/01      4/1/01-6/30/01    8/15/01        8.0%     256,528
11/15/01     7/01/01-9/30/01   11/15/01       9.98%     259,437
 1/24/02    10/1/01-12/31/01    2/15/02       8.25%     267,452
 5/08/02      1/1/02-3/31/02    5/15/02       8.25%     261,639
 8/08/02      4/1/02-6/30/02    8/15/02      23.17%     745,000

(a) Dividends were declared on a daily basis.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At June 30, 2002, there were approximately 68,797 shares purchased through the Reinvestment Plan and approximately 69,204 shares liquidated.

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

(4)   CHILI'S PROPERTY EXCHANGE

   In 2001, Brinker expressed a desire to close the facility located in Birmingham, Alabama and exchange this property for a better performing property that Brinker owned in Tucker, Georgia. The Fund and Brinker agreed to this exchange and in the second quarter of 2002, the like kind property exchange was completed. As a result of this exchange the base rent will remain the same, but the percentage rent breakpoint was reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint was reduced from 6% to 4.75%. The Fund's expenses related to this transaction were primarily related to legal and title fees. These expenses were recorded as general and administrative expenses.


(5)   PROPERTY SALES

   On April 29, 2002, the Fund sold the On The Border Restaurant property to an unaffiliated third party for a sales price of $1,385,000 (exclusive of an additional $200,000 tenant lease buyout fee). The net proceeds received including the buyout was approximately $1,475,000.

   On May 16, 2002, the Fund sold the Just For Feet property to an unaffiliated third party for a sales price of $2,675,000. The net proceeds received was approximately $2,575,000.

(6)   SUBSEQUENT EVENT

   On July 19, 2002, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for a gross purchase price of $2,174,000.




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

Liquidity and Capital Resources

    As of June 30, 2002, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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


Property sales

   On April 29, 2002, the Fund sold the On The Border Restaurant property to an unaffiliated third party for a sales price of $1,385,000 (exclusive of an additional $200,000 tenant lease buyout fee). The net proceeds received including the buyout was approximately $1,475,000.

   On May 16, 2002, the Fund sold the Just For Feet property to an unaffiliated third party for a sales price of $2,675,000. The net proceeds received was approximately $2,575,000.

   The Fund will be seeking to replace the sold properties in accordance with the acquisition guidelines of the Fund.

Property Purchase

   On July 19, 2002, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for a gross purchase price of $2,174,000. The current lease at this property expires in October 2019, and has two 10 year options. The lease requires a minimum base rent each month in the amount of $19,227 plus periodic increases every three years. Additionally, the Fund will receive a percentage of gross sales above a certain sales level.

Chili's Property Exchange

   In 2001, Brinker expressed a desire to close the facility located in Birmingham, Alabama and exchange this property for a better performing property that Brinker owned in Tucker, Alabama. In the second quarter of 2002, the Fund agreed to this exchange. As a result of this exchange the base rent will remain the same, but the percentage rent breakpoint was reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint was reduced from 6% to 4.75%. The former property does not generate any percentage rent. However, the Fund anticipates that the exchanged property will generate percentage rents.

Results of Operations - 6 months - 2002 Compared to 2001

   The Fund generated net income of $1,025,000 for the six months ended June 30, 2002 as compared to net income of $464,000 for the six months ended June 30, 2001.

   Total income for the six months ended June 30, 2002 was $657,000 as compared to $703,000 for the same six month period in 2002, a decrease of $46,000. The $46,000 decrease was due to a decrease in rental income of $252,000 primarily as a result of reversing deferred rent receivable for the two property sales. Interest and other income also decreased by $2,000. These decreases were offset by a $200,000 increase in lease termination fees for one of the sold properties and a $8,000 increase in real estate tax reimbursement.

   For the six months ended June 30, 2002, total expenses were $260,000 as compared to $239,000 for the same six month period in 2001, an increase of $21,000. The increase is primarily due to a increase in real estate tax expense of $8,000 corresponding to the
increase in other charges to tenants of $8,000.   Bad debt expense
increased $8,000 as a result of the Fund receiving payment in 2001 that management had estimated to be uncollectible. General and administrative expense increased $19,000, which was primarily associated with an increase in legal fees. Legal fees increased primarily as a result of the Chili's property swap. These increases in expense were offset by a decrease in depreciation and amortization of $10,000 as a result of the property sales.

Results of Operations - 3 months - 2002 Compared to 2001

   The Fund generated net income of $799,000 for the three months ended June 30, 2002 as compared to net income of $227,000 for the three months ended June 30, 2001.

   Total income for the three months ended June 30, 2002 was $299,000 as compared to $358,000 for the same three month period in 2001, a decrease of $59,000. The $59,000 decrease was due to a decrease in rental income of $252,000 primarily as a result of reversing deferred rent receivable for the two property sales. Other charges to tenants decreased $10,000. These decreases were offset by a $200,000 increase in lease termination fees for one of the sold properties and a $2,000 increase in interest and other income.

   For the three months ended June 30, 2002, total expenses were $128,000 as compared to $131,000 for the same three month period in 2001, an decrease of $3,000. The decrease is primarily due to a decrease in real estate tax expense of $10,000 corresponding to the decrease in other charges to tenants of $10,000 and a $10,000 decrease in depreciation as a result of the property sales. General and administrative expense increased $17,000, which was primarily associated with an increase in legal fees. Legal fees increased primarily as a result of the Chili's property swap.




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

                              Exhibit 99.  Certification of Officers.




                      SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: August 21, 2002


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: August 21, 2002



                           Exhibit 99

           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                   BRAUVIN NET LEASE V, INC.


The undersigned, being the duly elected Chief Executive Officer of Brauvin Net Lease V, Inc., a Maryland corporation (the
"Corporation"), is authorized to execute this Certificate on behalf of the Corporation, and further certifies that to his knowledge:

               1. The Form 10-QSB for the quarter ended June 30, 2002 filed by the Corporation and containing the Corporation's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

               2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 21th day of August, 2002.




                     /s/ Jerome J. Brault

                    Jerome J. Brault

                    Chief Executive Officer





           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                   BRAUVIN NET LEASE V, INC.


The undersigned, being the duly elected Chief Financial Officer of Brauvin Net Lease V, Inc., a Maryland corporation (the
"Corporation"), is authorized to execute this Certificate on behalf of the Corporation, and further certifies that to his knowledge:

               1. The Form 10-QSB for the quarter ended June 30, 2002 filed by the Corporation and containing the Corporation's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

               2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 21th day of August, 2002.




                     /s/ Thomas E. Murphy

                    Thomas E. Murphy

                    Chief Financial Officer