Form 10QSB
period 2002-09-30
BRAUVIN NET LEASE V INC
filed 2002-11-15
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

   For the quarterly period ended   September 30, 2002

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

As of November 14, 2002 the registrant had 1,286,163 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No X   .

                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                                   Page
Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet as of
        September 30, 2002 . . . . . . . . . . . . . . . . . . . . . 4

        Consolidated Statements of Operations for the
        nine months ended September 30, 2002 and 2001. . . . . . . . 5

        Consolidated Statements of Operations for the
        three months ended September 30, 2002 and 2001 . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2002 and 2001. . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  18

Item 3.  Control and Procedures. . . . . . . . . . . . . . . . . . .21

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



                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of September 30, 2002, Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001, Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2001 Annual Report on Form 10-KSB.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                             September 30,
                                                 2002
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,889,193
  Buildings                                     6,251,901
                                               10,141,094
  Less accumulated depreciation                  (891,900)
Net investment in real estate                   9,249,194

Cash and cash equivalents                       1,589,440
Tenant receivables                                    210
Deferred rent receivable                          213,370
Due from affiliates                                14,110
Prepaid expenses                                    9,356

Total Assets                                  $11,075,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    33,453
Rents received in advance                          47,542
Due to affiliates                                   1,028
Total Liabilities                                  82,023
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 shares issued
  and outstanding                                  12,862
Additional paid-in capital                     11,526,203
Accumulated deficit                              (545,408)
Total Stockholders' Equity                     10,993,657
Total Liabilities and Stockholders'
  Equity                                      $11,075,680



         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the nine months ended September 30,
                          (Unaudited)

                                            2002         2001

INCOME
Rental                                  $   713,058  $1,019,244
Lease termination fee                       200,000          --
Other charges to tenants                     41,319      19,113
Interest and other                           11,660      10,081

  Total income                              966,037   1,048,438


EXPENSES
Directors fees                                9,000       9,000
Advisory fees                               108,747     113,748
Management fees                              10,412      10,348
General and administrative                   95,441      79,973
Real estate taxes                            41,946      19,497
Bad debt expense                                 --      (7,852)
Depreciation and amortization               126,760     145,323

  Total expenses                            392,306     370,037

Net income before property sales            573,731     678,401
Gain on sales of property                   628,113          --

Net income                              $ 1,201,844  $  678,401

Net income per share
  (based on average shares
  outstanding of 1,286,163
  and 1,292,232, respectively
  for the nine months ended
  September 30, 2002 and 2001)          $      0.93   $   0.52





        See notes to consolidated financial statements.



                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                          (Unaudited)

                                             2002         2001

INCOME

Rental                                     $286,853    $340,563
Real estate tax reimbursement                17,564       3,132
Interest and other                            4,807       1,357

  Total income                              309,224     345,052

EXPENSES
Directors fees                                3,000       3,000
Advisory fees                                36,249      36,249
Management fees                               3,304       3,688
General and administrative                   32,507      35,833
Real estate taxes                            17,563       3,516
Depreciation and amortization                39,815      48,442

  Total expenses                            132,438     130,728


Net income                                 $176,786    $214,324

Net income per share
  (based on average shares
  outstanding of 1,286,163
  and 1,286,163, respectively)             $   0.14   $   0.17









        See notes to consolidated financial statements.



                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended September 30,
                          (Unaudited)

                                                    2002         2001
Cash Flows From Operating Activities:
Net income                                       $1,201,844    $678,401
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Depreciation and amortization                       126,760     145,323
Bad debt expense                                         --      (7,852)
Gain on sale of property                           (628,113)         --
Changes in:
  Tenant receivables                                 31,305      20,803
  Deferred rent receivable                          190,291     (19,617)
  Prepaid expenses                                   (4,942)     (6,585)
  Due from affiliates                               (14,110)         --
  Accounts payable and
      accrued expenses                                4,346      18,032
  Rents received in advance                          18,334      (8,772)
  Due to affiliates                                 (23,538)    (21,005)

Net cash provided by operating
  activities                                        902,177      798,728

Cash Flows From Investing Activities:
Proceeds from the sales of property               3,850,038           --
Purchase of property                             (2,187,519)          --
Net cash provided by investing
   activities                                     1,662,519

Cash Flows From Financing Activities:
Stock liquidations                                       --    (115,456)
Selling commissions and other
  offering costs                                         --       1,799
Dividends                                        (1,274,091)   (775,190)
Net cash used in
  financing activities                           (1,274,091)   (888,847)

Net increase(decrease) in cash
  and cash equivalents                            1,290,605     (90,119)
Cash and cash equivalents at
  beginning of period                               298,835     492,830
Cash and cash equivalents at
  end of period                                 $ 1,589,440    $402,711


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

    The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At September 30, 2002, the Fund had sold 1,286,163 shares and the gross proceeds raised were $12,881,903, net of liquidations of $663,172, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

    The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2002.
Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended
September 30, 2002.

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

    The fair value estimates presented herein are based on information available to management as of September 30, 2002, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The Fund does not believe that the adoption of SFAS 141, 142, 143, or 144, has a significant impact on its financial statements.


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

    Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the nine months ended September
30, 2002 and 2001 were as follows:

                                  2002                 2001

Advisory fees                   $108,747              $113,748
Management fees                   10,412                10,348
Reimbursable operating            12,669                 5,441
                               $ 131,828             $ 129,537

  As of September 30, 2002 the Fund made all payments to affiliates, except for $1,028 for management fees. As of September 30, 2002, a balance of $14,110 is due from affiliates, primarily as a result of a deposit error, subsequently corrected.
(3)  DIVIDENDS

  Below is a table summarizing the dividends declared since
 January 1, 2000:

                                          Annualized
Declaration      Record       Payment      Dividend
  Date(a)         Dates         Date          Rate      Amount

 1/27/00    10/1/99-12/31/99    2/15/00       7.25%    $237,390
  5/4/00      1/1/00-3/31/00    5/15/00       7.25%     233,673
 8/10/00      4/1/00-6/30/00    8/15/00       7.75%     250,600
 11/9/00      7/1/00-9/30/00   11/15/00       7.75%     253,621
 2/15/01    10/1/00-12/31/00    2/15/01        8.0%     262,106
 5/10/01      1/1/01-3/31/01    5/15/01        8.0%     256,556
 8/09/01      4/1/01-6/30/01    8/15/01        8.0%     256,528
11/15/01     7/01/01-9/30/01   11/15/01       9.98%     259,437
 1/24/02    10/1/01-12/31/01    2/15/02       8.25%     267,452
 5/08/02      1/1/02-3/31/02    5/15/02       8.25%     261,639
 8/08/02      4/1/02-6/30/02    8/15/02      23.17%     745,000
11/12/02     7/01/02-9/30/02   11/15/02       5.44%     175,000

(a) Dividends were declared on a daily basis.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At September 30, 2002, there were approximately 68,797 shares purchased through the Reinvestment Plan and approximately 69,204 shares liquidated.

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

(6)   PROPERTY ACQUISITION

   On July 19, 2002, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for approximately $2,174,000 plus closing costs (the "Bradenton
Property").

   The Bradenton Property has been leased to Corral of Bradenton LP, which operates a Golden Corral Restaurant, under a triple net lease, for a remaining term ending October 19, 2019. The lease requires Corral of Bradenton LP to pay base rent each month in the amount of $19,227 beginning August 1, 2002 with periodic rental increases starting November 1, 2002.


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

Liquidity and Capital Resources

    As of September 30, 2002, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

Property Purchase

   On July 19, 2002, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for a gross purchase price of $2,174,000. The current lease at this property expires in October 2019, and has two 10 year options. The lease requires a minimum base rent each month in the amount of $19,227 beginning August 1, 2002 plus periodic increases every three years
beginning November 1, 2002.   Additionally, the Fund will receive
a percentage of gross sales above a certain sales level.

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

Results of Operations - 9 months - 2002 Compared to 2001

   The Fund generated net income of $1,202,000 for the nine months ended September 30, 2002 as compared to net income of $678,000 for the nine months ended September 30, 2001.

   Total income for the nine months ended September 30, 2002 was $966,000 as compared to $1,048,000 for the same nine month period in 2001, a decrease of $82,000. The $82,000 decrease was due to a decrease in rental income of $306,000 primarily as a result of reversing deferred rent receivable for the two property sales. Interest and other income also decreased by $2,000. These decreases were offset by a $200,000 increase in lease termination fees for one of the sold properties and a $22,000 increase in other charges to tenants related to real estate tax reimbursements.

   For the nine months ended September 30, 2002, total expenses were $392,000 as compared to $370,000 for the same nine month period in 2001, an increase of $22,000. The increase is primarily due to a increase in real estate tax expense of $22,000 corresponding to the increase in other charges to tenants of
$22,000.   Bad debt expense increased $8,000 as a result of the
Fund receiving payment in 2001 that management had estimated to be uncollectible. General and administrative expense increased $15,000, which was primarily associated with an increase in legal fees. Legal fees increased primarily as a result of the Chili's property swap. These increases in expense were offset by a decrease in depreciation and amortization of $19,000 as a result of the property sales.

Results of Operations - 3 months - 2002 Compared to 2001

   The Fund generated net income of $177,000 for the three months ended September 30, 2002 as compared to net income of $214,000 for the three months ended September 30, 2001.

   Total income for the three months ended September 30, 2002 was $309,000 as compared to $345,000 for the same three month period in 2001, a decrease of $36,000. The $36,000 decrease was due to a decrease in rental income of $54,000 primarily as a result of the two property sales. This decrease was offset by an increase in other charges to tenants of $14,000 and an increase in interest and other income of $3,000.

   For the three months ended September 30, 2002, total expenses were $132,000 as compared to $131,000 for the same three month period in 2001, an increase of $1,000. The increase is primarily due to an increase in real estate tax expense of $14,000 corresponding to the increase in other charges to tenants of $14,000 and a $9,000 decrease in depreciation as a result of the property sales.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

   Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

   There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.



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

              None.

   ITEM 5.    Other Information

              None.

   ITEM 6.    Exhibits and Reports On Form 8-K.

              Exhibit 99.  Certification of Officers.



                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: November 14, 2002


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: November 14, 2002









           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                   BRAUVIN NET LEASE V, INC.


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Net Lease V, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chief Executive Officer

                    DATE: November 14, 2002






           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                   BRAUVIN NET LEASE V, INC.



I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Net Lease V, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE: November 14, 2002




                           Exhibit 99

                   SECTION 906 CERTIFICATION


   The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

   Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Net Lease V, Inc.



      /s/ Jerome J. Brault


     Jerome J. Brault
     Chief Executive Officer



      /s/ Thomas E. Murphy


     Thomas E. Murphy
     Chief Financial Officer