Form 10KSB
period 2002-12-31
BRAUVIN NET LEASE V INC
filed 2003-04-16
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the
   Securities Exchange Act of  1934.

             For the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,289,549.

The aggregate market value of the Common Stock held by non-affiliates as of March 28, 2003 was $10,289,296. As of March 28,
2003, the registrant had 1,286,163 shares of Common Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .


                    BRAUVIN NET LEASE V, INC.
                  2002 FORM 10-KSB ANNUAL REPORT

                               INDEX
                               PART I
                                                                   Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  13

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .13

                             PART II
Item 5. Market for Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . . . .  14

Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  16

Item 7. Consolidated Financial Statements. . . . . . . . . . . . . .20

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .  20

                             PART III
Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a)
        of the Exchange Act. . . . . . . . . . . . . . . . . . . .  22

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . .  27

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .  27

Item 12.Certain Relationships and Related Transactions . . . . . .  28

Item 13.Controls and Procedures . . . . . . . . . . . . . . . . . . 30

Item 14.Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  30

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

                              PART I

Item 1. Description of Business.

General

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; and a Golden Corral Restaurant during the year ended December 31, 2002. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended December 31, 2002.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan was available for those stockholders who wished to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 2002, the Fund had outstanding 1,286,163 shares and the gross proceeds raised were $13,545,075, excluding liquidations of $663,172, and including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

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

   The Fund's structure and business were designed to provide stockholders: (1) cash distributions beginning in the first quarter of operations in amounts that exceed taxable income, and in no event less than 90% of the Fund's taxable income, given the non-cash nature of depreciation expense and the REIT qualification requirements; (2) preservation of capital, through acquisition of well located properties with leases on a long term "triple net" basis to creditworthy corporate tenants; (3)increased income and protection against inflation, through leases with mandatory rent escalation clauses; and (4) capital appreciation, through the potential increase in value of the properties. There can be no assurance that the foregoing objectives will be achieved.

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


Item 2. Description of Properties.

Country Harvest Buffet Restaurant

   On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property was originally leased to Country Harvest Buffet Restaurants, Inc. under a triple net lease. The tenant discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. In January, 1998, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. Moon Buffet opened for business mid-April 1998. The Moon Buffet lease is triple net, which requires monthly payments of minimum base rent in the amount of $8,721 with periodic increases in rent beginning in the third sublease year. Under the Moon Buffet sublease no percentage rental payments will be made to the Fund. The Moon Buffet lease is scheduled to expire in November, 2014. At December 31, 2002, Moon Buffet is paying a monthly rental amount of $9,794 to the Fund.

On The Border Restaurant

   On January 9, 1995, the Fund purchased an 8,200 square foot building and the underlying land which was occupied by an On The Border restaurant (the "OTB Property") located in Stafford, Texas (metropolitan Houston), from an unaffiliated party, for $1,340,000 plus closing costs. The OTB Property was leased to On The Border Corporation, a subsidiary of On The Border Cafes, Inc., under a triple net, initial fifteen-year lease with two five-year extension options which was guaranteed by Brinker Restaurant Corporation, an affiliate of On The Border Cafes, Inc. The lease required a minimum base rent each month in the amount of $12,292 plus periodic increases beginning in the sixth lease year. The tenant of the OTB Property discontinued its operations on May 29, 1996. Brinker Texas, L.P., the property's lease guarantor (and a wholly-owned subsidiary of Brinker International) honored the lease and cooperated with the Fund in order to locate a subtenant or
facilitate the sale of this location.   In the first quarter of
2002, a contract for the sale of this property was signed with an unaffiliated third party. The sale price was $1,585,000 and was subject to the purchaser's due diligence. On February 20, 2002, the potential purchaser terminated the sale contract. On April 29, 2002, the Fund sold the On The Border Restaurant property to an unaffiliated third party for a sales price of $1,385,000 (exclusive of an additional $200,000 tenant lease buyout fee). The net proceeds received including the buyout was approximately $1,475,000.

Blockbuster Video

   On January 31, 1995, the Fund purchased a 6,515 square foot building and the underlying land which was occupied by a Blockbuster Video store (the "BBV Property") located in Lakewood, Colorado (metropolitan Denver), from an unaffiliated party, for $1,120,000 plus closing costs. The BBV Property is leased to Blockbuster Video, Inc. under a triple net, ten-year lease with three five-year extension options. The lease requires a minimum base rent each month in the amount of $10,254 plus periodic increases beginning in the sixth lease year. At December 31, 2002, the monthly rent for this property is $11,792.

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

   On October 1, 1996, the assets of Sunstate Ventures, Inc. were purchased by Brinker Alabama, Inc. a wholly-owned subsidiary of Brinker International, Inc. and the Chili's lease was assigned from Sunstate Ventures, Inc. to Brinker Alabama, Inc. The terms and conditions of the original lease for this property remained unchanged.

   In 2001, Brinker expressed a desire to close this facility and exchange this property for a better performing property that Brinker owned. The Fund and Brinker agreed to this exchange and in the second quarter of 2002, the like kind property exchange was completed. As a result of this exchange the base rent will remain the same, but the percentage rent breakpoint was reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint was reduced from 6% to 4.75%. The Fund's expenses related to this transaction were primarily related to
legal and title fees.   These expenses were recorded as general and
administrative expenses.

Just For Feet

   On June 15, 1995, the Fund purchased a 15,000 square foot building and the underlying land which was occupied by a Just For Feet store (the "Feet Property") located in Independence, Missouri, from an unaffiliated party, for $2,141,400 plus closing costs. The Feet Property was leased to Just For Feet, Inc., under a triple net, twenty-year lease with two five-year extension options. The lease required a minimum base rent each month in the amount of $19,630 plus periodic increases beginning in the sixth lease year.

   On November 4, 1999, Just For Feet, Inc. filed for Chapter ll bankruptcy protection in the United States Bankruptcy Court in
Wilmington, Delaware.   Just for Feet, Inc. filed for Bankruptcy
Court approval to sell all or various parts of its assets in a court-approved auction. Following the auction, Just for Feet, Inc. ceased operations.

   In March 2000, the Fund received notice that the lease for this property was purchased by Footstar through the auction process. This lease purchase did not affect the terms of the Just For Feet lease. Footstar operated the property and continued to timely make all ongoing rental payments to the Fund. In the first quarter of 2001, the Fund signed a contract for the sale of this property to an unaffiliated third party for approximately $2,700,000, subject to the purchaser's due diligence. This contract was subsequently terminated.

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

Hollywood Entertainment

   On July 31, 1995, the Fund purchased an 8,000 square foot building and the underlying land which was occupied by a Video Watch store (the "Video Property") located in Beloit, Wisconsin, from an unaffiliated party, for $830,000 plus closing costs. The Video Property was leased to Video Watch, Inc. ("Video Watch"), under a triple net, ten-year lease with one five-year extension option. The lease requires a minimum base rent each month in the amount of $8,000 plus periodic increases beginning in the third lease year. At December 31, 2002, the monthly rent for this property is $9,000.

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

Taylor Rental

   On November 22, 1996, the Fund purchased a 5,000 square foot building and the underlying land which was occupied by a Taylor Rental Facility (the "Taylor Property") located in Jacksonville, Florida, from an unaffiliated party, for $650,000 plus closing costs. The Taylor Property has been leased to General Rental and guaranteed by Stanley Works Corporation, under a triple net lease, for a remaining term ending July 31, 2007. The lease requires General Rental to pay base rent each month in the amount of $5,811 with rent escalations every three years based upon 66% of CPI increase. At December 31, 2002, the monthly rent for this property is $6,875.

   In the first quarter of 1999, General Rental discontinued its
operations.   The Fund does not anticipate that this situation will
adversely affect the Fund's cash flow, as rent has continued to be paid on the lease.

   Stanley Works has secured a new subtenant for this location.
On October 16, 2002, a sublease was executed between The Stanley Works, successor to General Rental Company, Inc.(Sublessor) and Marine Max of Southeast Florida, LLC (Sublessee) and MarineMax Inc. a Delaware corporation (Guarantor).


Jiffy Lube & Firestone

   On February 20, 1997, effective as of January 22, 1997, the Fund, through a wholly-owned subsidiary intended to qualify as a qualified REIT subsidiary, purchased two buildings consisting of a 6,580 square foot building and the underlying land, which was occupied by a Firestone Tire & Service Center facility (the "Firestone Facility") and a 2,440 square foot building and the underlying land, which was occupied by a Jiffy Lube oil change facility (the "Jiffy Lube Facility"), both located in East Norriton Township, Pennsylvania from an unaffiliated party for $1,450,000 plus closing costs. The Firestone Facility was subject to an existing lease to Bridgestone/Firestone Inc. ("Firestone") under a triple net lease (except the landlord is responsible for structural, roof and exterior repairs) for an initial term of 25 years ending January 31, 2013, which requires Firestone to pay a minimum base rent each month in the amount of $7,975 plus periodic increases and percentage rent. At December 31, 2002, the monthly rent for this property is $8,773.

   In 2000, Bridgestone-Firestone, Inc. was in the process of a national remodeling program for its retail stores, which included painting, new counters, customer lounge and new merchandise display fixtures and exterior painting. The program was completed in 2000 with an average expenditure of $50,000 per store. Bridgestone-Firestone, Inc. believes that its remodeling program will attract new customers to its stores.

    The Jiffy Lube Facility was subject to an existing lease to Jiffy Lube International of Maryland, Inc. ("Jiffy Lube") under a triple net lease for an initial term of 20 years ending May 8, 2007, which requires Jiffy Lube to pay a minimum base rent each month in the amount of $6,570 plus periodic increases and percentage rent. At December 31, 2002, the monthly rent for this property is $7,950.


Golden Corral Restaurant

    On July 19, 2002, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for approximately $2,174,000 plus closing costs (the "Bradenton
Property").

   The Bradenton Property has been leased to Corral of Bradenton LP, which operates a Golden Corral Restaurant, under a triple net lease, for a remaining term ending October 19, 2019. The lease requires Corral of Bradenton LP to pay base rent each month in the amount of $19,227 beginning August 1, 2002 and base rent in the amount of $20,383 beginning November 1, 2002 with periodic rental increases. At December 31, 2002, the monthly rent for this property is $20,383.

   In the opinion of management, the Fund has provided for adequate insurance coverage of its real estate investment properties.

   As of December 31, 2002, all the Fund's properties were fully occupied.

   All the Fund's properties are being depreciated over 40 years for financial reporting and 39 years for tax reporting. The cost basis for federal tax purposes of all the Fund's properties as of December 31, 2002 is approximately $10,057,800.

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


Item 4. Submission of Matters to a Vote of Security Holders.

        None.




                             PART II

Item 5. Market for the Common Equity and Related Stockholder
        Matters.

   At December 31, 2002 there were 721 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance exists that there will be a public market for the shares, shares could have been redeemed or transferred as discussed below.

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

   In accordance with the Fund's original investment objective, during the first quarter of 2000, the Board of Directors approved a plan to have the Fund's shares listed on the OTC Bulletin Board under the symbol "yyBNL". Accordingly, the future price of all additional shares of stock purchased (or redeemed, if any) under the Dividend Reinvestment Plan will now be based on market activity. Specifically, the Board of Directors approved the reinvestment price to be based on the weighted average of actual trades in the 30 days prior to the end of each quarter, or to the extent there is no activity, the average of the bid/ask price during the period.

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


   Dividends

   Below is a table summarizing the dividends declared since
January 1, 2001:
                                                Annualized
      Declaration      Record       Payment      Dividend
        Date            Dates        Date(a)     Rate        Amount

       2/15/01    10/1/00-12/31/00    2/15/01       8.00%   $262,106
       5/10/01      1/1/01-3/31/01    5/15/01       8.00%    256,556
       8/09/01      4/1/01-6/30/01    8/15/01       8.00%    256,528
      11/15/01      7/1/01-9/30/01   11/15/01       9.98%    323,655
       1/24/02    10/1/01-12/31/01    2/15/02       8.25%    267,452
       5/08/02      1/1/02-3/31/02    5/15/02       8.25%    261,639
       8/08/02      4/1/02-6/30/02    8/15/02      23.17%    745,000
      11/12/02      7/1/02-9/30/02   11/15/02       5.44%    175,000
       1/23/03    10/1/02-12/31/02    1/30/03       6.94%    225,000


(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03, for a total amount of $225,000.

   In order to qualify as a REIT, the Fund is required to distribute dividends to its stockholders in an amount at least equal to 90% of REIT taxable income of the Fund. The Fund intends to make quarterly distributions to satisfy all annual distribution requirements. See "Management's Discussion and Analysis or Plan of Operation".

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

Liquidity and Capital Resources

    As of December 31, 2002, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

Chili's Property Exchange

   In 2001, Brinker expressed a desire to close the facility located in Birmingham, Alabama and exchange this property for a better performing property that Brinker owned in Tucker, Georgia. In the second quarter of 2002, the Fund agreed to this exchange. As a result of this exchange the base rent will remain the same, but the percentage rent breakpoint was reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint was reduced from 6% to 4.75%. The former property did not generate any percentage rent. However, the Fund anticipates that the exchanged property will generate percentage rents.

Results of Operations - 2002 Compared to 2001

   Total income for the year ended December 31, 2002, was approximately $1,280,000 of which $1,009,000 was rental income.
Total expenses were approximately $598,000 and net income was approximately $1,311,000.

   Total income was approximately $1,280,000 in 2002 compared to approximately $1,404,000 in 2001, a decrease of approximately $124,000. This decrease was due to a decrease in rental income of $350,000 partially offset by an increase in lease termination fees of $200,000, an increase in real estate tax reimbursement income of $23,000 and an increase in interest and other income of $3,000. Rental income decreased primarily as a result of the sale of two properties (On the Border in April and Just For Feet in May). The increase in lease termination fee was a result of the lease buyout fee related to the sale of On The Border Restaurant. Real estate tax reimbursement income increased in 2002 proportionately with real estate tax expense in 2002. Interest and other income increased as a result of the increase in operating cash as a result of the sale of the two properties.

   Total expenses incurred in 2002 were approximately $598,000, compared to approximately $488,000 in 2001, an increase of approximately $110,000. The increase was due primarily to a $71,000 increase in advisory fees, a $29,000 increase in general and administrative expense, a $24,000 increase in real estate tax expense and an $8,000 increase in bad debt expense. These increases were offset by a decrease in depreciation and amortization in the amount of $22,000. Advisory fees increased as a result of an additional advisory fee payment approved by the Board of Directors in the fourth quarter of 2002. General and administrative increased primarily as a result of an increase in salary expense of $8,000, an increase in legal and professional fees of $5,000, an increase in insurance expense of $6,000, and an
increase in audit fees of $2,000.   Real estate tax expense
increased proportionately with real estate tax reimbursement income. Bad debt expense increased as a result of a recovery in 2001 of rents that had been estimated as uncollectible. Depreciation and amortization expense decreased as a result of the sale of the two properties.

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

Item 7. Consolidated Financial Statements.

   See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-KSB for financial statements where applicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   On November 6, 2001 the Fund dismissed Deloitte & Touche LLP as its independent accountant. Deloitte & Touche LLP's report on the financial statements for the Fund's years ended December 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change the Fund's accountant was approved by the Fund's Board of Directors to reduce the costs associated with the audit. In the Fund's fiscal years ended December 31, 1999 and 2000 and the subsequent interim period preceding the dismissal there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused Deloitte & Touche LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

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

The Directors and Officers of the Fund are:

  Name                     Position(s) with the Fund
  Mr. Jerome J. Brault     Chairman of the Board of Directors,
                           President and Chief Executive Officer
  Mr. James L. Brault      Director, Executive Vice President and
                           Secretary
  Mr. Gregory S. Kobus     Director
  Mr. Kenneth S. Nelson    Director
  Mr. Michael K. Huff      Director
  Mr. Thomas E. Murphy     Treasurer and Chief Financial
                            Officer(Principal Accounting Officer)

   MR. JEROME J. BRAULT (age 69) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust, L.L.C. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 42) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C.
He is an officer of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is the president and a director of Brauvin Capital Trust, Inc. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in its Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. GREGORY S. KOBUS (age 53) has been a director of the Fund since its offering. Mr. Kobus was the former Chairman and President of Hawthorn Bank, Mundelein, Illinois. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

    MR. KENNETH S. NELSON (age 53) has been a director of the Fund since its offering. Mr. Nelson is currently Director for Bank One Capital Markets, Inc. , where he works with public real estate company clients. Mr. Nelson joined First Chicago NBD Corporation the predecessor of Bank One in 1983 as vice president and manager of its Washington, D.C. Real Estate Office. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

    MR. MICHAEL K. HUFF (age 39) was appointed a director of the Fund in November, 2002. Mr. Huff is a Vice President with Jones Lang LaSalle's Capital Markets Group, focusing on Equity Capital Markets. Mr. Huff is responsible for the establishment and maintenance of Midwest capital source relationships and the raising of equity capital for real estate operating companies. In addition, Mr. Huff is responsible for assisting the southwest region in Capital Markets issues including dispositions, equity and debt placement.

  Mr. Huff has completed transactions on real estate valued in excess of $600 million in his career at Jones Lang LaSalle. Prior to joining Jones Lang LaSalle, Mr. Huff was a Large Loan Officer with the real estate lending division of Nomura Securities Inc., the Capital Company of America. In 1998, Mr. Huff underwrote over $1 billion of debt, closed over $400 million of debt and worked on three securitization offerings totalling nearly $6 billion.

  Mr. Huff received a B.S. from Northwestern University, in
Industrial Engineering with a concentration in Computer Science.
Mr. Huff is a licensed real estate salesperson in Illinois.


  MR. THOMAS E. MURPHY (age 36) is the treasurer and chief financial officer of the Fund. He is the chief financial officer of various Brauvin entities, which act as general partners of five publically registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc. and Brauvin Securities, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

Board Audit Committee

  The audit committee of the Fund is comprised of Mr. Kobus, Mr. Nelson and Mr. Huff, each of whom are independent directors. The audit committee does not have an "audit committee financial expert" as that term is defined under the rules promulgated under the Sarbanes-Oxley Act of 2002. The Board of Directors determined that an audit committee financial expert is not necessary because of the substantial experience of the audit committee's members, as detailed in the immediately preceding Section. Each of these members has an understanding of financial statements, experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Fund's financial statements, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions.

Code of Ethics

  The Fund has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and any other person performing a similar function. The Fund will provide a copy of its code of ethics to any person without charge upon request.
Section 16(a) Beneficial Ownership Reporting Compliance

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

  To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 10.    Executive Compensation.
  The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 2002 and 2001 was approximately $14,000 and $15,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

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

  In November, 2002, the independent directors approved a one time payment of $76,000 payable to the Advisor as an additional advisory fee related to the acquisition of Golden Corral.

  Advisory fees of $244,998 and $156,083 were paid by the Fund in 2002 and 2001 respectively inclusive of amounts accrued in prior years.

  Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $13,343 and $13,317 were incurred by the Fund in 2002 and 2001 respectively, to BMC.

  Messrs. Jerome J. Brault and James L. Brault are the managers of the Advisor. Messrs. Jerome J. Brault, James L. Brault and Thomas E. Murphy are officers of BSI and BMC. In addition, Mr. Jerome J. Brault has a controlling interest and Mr. James L. Brault has a nominal interest in the Advisor. Mr. Jerome J. Brault also has a 50% ownership interest in BSI and an interest in BMC.


Item 13.  Controls and Procedures

  Within 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

  No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Item 14. Exhibits and Reports on Form 8-K.

    (a) Exhibits required by the Securities and Exchange Commission Regulation S-B, Item 601:

            Exhibit No.    Description
            *3(a)          Amended Articles of Incorporation of
                           Brauvin Net Lease V, Inc.
            *3(b)          By-laws of Brauvin Net Lease V, Inc.
            *4             Specimen Stock Certificate
            **10(a)        Advisory Agreement
            **10(b)        Assignment and Assumption Agreement
                           among Brauvin Realty Advisors V, Inc.,
                           Brauvin Realty Advisors V, L.L.C., the
                           Fund and Jerome Brault
            *10(c)         Agreement of Purchase and Sale between
                           Country Harvest Buffet Restaurants,
                           Inc. and Brauvin, Inc. on behalf of
                           the Fund dated November 11, 1994
            *10(d)         Lease between Country Harvest Buffet
                           Restaurants, Inc. and Brauvin, Inc. on
                           behalf of the Fund dated November 21,
                           1994
            *10(e)         Agreement of Purchase and Sale between
                           Bomasada Investment Group II, L.L.C.
                           ("Bomasada") and Brauvin, Inc. on
                           behalf of the Fund dated December 12,
                           1994 (with lease between Bomasada and
                           Blockbuster Videos, Inc. dated March
                           23, 1994 attached)
            *10(f)         Testing and Remediation License
                           Agreement between Bomasada and Diamond
                           Shamrock Stations, Inc. dated July 8,
                           1994
            *10(g)         Assignment of Shopping Center Lease by
                           and between Blockbuster Investment
                           Group II L.L.C. and the Fund dated
                           January 31, 1995
            *10(h)         Assignment of Testing and Remediation
                           License Agreement between Bomasada and
                           the Fund dated January 31, 1995.
            *10(i)         Agreement of Purchase and Sale between
                           HMG/Courtland Properties, Inc. ("HMG")
                           and Brauvin, Inc., on behalf of the
                           Fund dated December 19, 1994 (with
                           lease between Sugar Grove Investment
                           Associates, Ltd. and On The Border
                           Corporation dated as of January 25,
                           1993, including amendments, attached)
            *10(j)         Assignment and Assumption Agreement
                           (regarding On The Border Corporation
                           Lease) between HMG and the Fund dated
                           January 6, 1995.
            *10(k)         Contract for Sale and Purchase between
                           Chilly Land, Inc. and Brauvin, Inc. on
                           behalf of the Fund dated March 28,
                           1995.
            *10(l)         Assignment of Lease and Other Property
                           (regarding the Chili's Property)
                           between Chilly Land, Inc. and the Fund
                           dated April 13, 1995 (with the Lease
                           Agreement dated December 7, 1988
                           between Birmingham Retail Center
                           Associates, Ltd. and Sunstate Alabama
                           Restaurant Corporation, as amended by
                           letter agreements dated December 5,
                           1988 and February 15, 1989 attached).
            *10(m)         Agreement of Purchase and Sale between
                           KCBB, Inc. and Brauvin, Inc., on
                           behalf of the Fund dated December 15,
                           1994 (with lease between KCBB, Inc.
                           and Just For Feet, Inc. dated November
                           9, 1994 attached).
            *10(n)         Assignment of Lease (regarding Just
                           For Feet Lease) between Legacy Group
                           L.L.C. and Brauvin Net Lease V, Inc.
                           dated May 23, 1995.
            *10(o)         Agreement of Purchase and Sale between
                           Loves Park Development Corporation
                           ("Loves Park") and Brauvin, Inc., on
                           behalf of the Fund dated July 11, 1995
                           (with lease between Roscoe Development
                           Corporation (assignor to Loves Park)
                           and Video Watch, Inc. dated October 5,
                           1994 attached).
            *10(p)         Assignment of Lease (regarding Video
                           Watch) between Loves Park and Brauvin
                           Net Lease V, Inc. dated July 31, 1995.
            ***10(q)       Agreement of Purchase and Sale between
                           P. One Sioux Falls Investors, Inc.
                           and, Brauvin, Inc., on behalf of the
                           Fund dated February 12, 1996 (with
                           lease between P. One Sioux Falls
                           Investors, Inc. and Pier 1 Imports
                           (U.S.), Inc. dated June 5, 1995
                           attached).
            ***10(r)       Assignment and Assumption Agreement
                           between P. One Sioux Falls Investors,
                           Inc. and the Fund dated February 12,
                           1996.
            ***10(s)       Purchase and Sale Agreement between
                           Germantown Associates Limited
                           Partnership and Germantown Associates,
                           Inc., on behalf of the Fund dated
                           January 21, 1997 (with schedule of
                           leases between (1) Lewis J. Stowe, III
                           and Firestone Tire & Rubber Company
                           now known as Bridgestone/Firestone,
                           Inc. as amended dated September 25,
                           1986; and (2) Lewis J. Stowe, III and
                           Jiffy Lube of Pennsylvania, Inc., as
                           amended dated June 11, 1986.  Both
                           leases are attached)
            ***10(t)       Assignment and Assumption Agreement
                           between Germantown Associates Limited
                           Partnership and Germantown Associates,
                           Inc. dated January 21, 1997.
               10(u)       Agreement for Purchase and Sale
                           between JDN Realty Corporation, and
                           Brauvin, Inc., on behalf of the Fund
                           dated May 8, 2002.
            ****16         Letter of Ernst & Young LLP dated
                           December 10, 1996
                21         Subsidiaries of the small business
                           issuer
        *Incorporated by reference from the exhibits filed with the Fund's registration statement (Registration No. 33-70550) on Form S-11 filed under the Securities Act of 1933.
    **Management Contract
    ***Incorporated by reference from 1996 Form 10K SB/A filed on June 19, 1997.
    ****Incorporated by reference from Exhibit 16 filed with the Fund's Form 8-K/A filed on December 12, 1996.
(b) Reports on Form 8-K.
    None.


                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              BRAUVIN NET LEASE V, INC.
                              (Registrant)

Date: 4/15/03              By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SignatureTitleDate

/s/ Jerome J. Brault
Jerome J. BraultChairman, President
and Chief Executive
Officer
4/15/03



/s/ Kenneth S. Nelson
Kenneth S. Nelson
Director
4/15/03


/s/ James L. Brault
James L. Brault

Director, Executive
Vice President and
Secretary

4/15/03


/s/ Gregory S. Kobus
Gregory S. Kobus
Director4/15/03


/s/ Michael K. Huff
Michael K. Huff
Director
4/15/03


/s/ Thomas E. Murphy
Thomas E. MurphyTreasurer and Chief
Financial Officer
(Principal
Accounting Officer)4/15/03



           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                    BRAUVIN NET LEASE V, INC.


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brauvin
     Net Lease V, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chief Executive Officer

                    DATE: April 15, 2003




           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                    BRAUVIN NET LEASE V, INC.



I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brauvin
     Net Lease V, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE: April 15, 2003










                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-KSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Net Lease V, Inc.



                     /s/ Jerome J. Brault
                    Jerome J. Brault
                    Chief Executive Officer


                     /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer



            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report   . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheet, December 31, 2002. . . . . . . . . . . .F-3

Consolidated Statements of Operations, for the years
  ended December 31, 2002 and 2001 . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002 and 2001 . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows for the years
 ended December 31, 2002 and 2001. . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-7


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.

                INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Brauvin Net Lease V, Inc.


We have audited the accompanying consolidated financial statements of Brauvin Net Lease V, Inc. and subsidiary as of and for the years ended December 31, 2002, and 2001, as listed in the index to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brauvin Net Lease V, Inc. and subsidiary at December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
January 23, 2003, except for Note 3,
which is as of January 31, 2003

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)
                   CONSOLIDATED BALANCE SHEET

                                               December 31,
                                                    2002
ASSETS
Investment in real estate, at cost:
  Land                                          $ 3,756,193
  Buildings                                       6,118,901
                                                  9,875,094
  Less: Accumulated depreciation                   (930,330)
Net investment in real estate                     8,944,764
Cash and cash equivalents                         1,559,500
Tenant receivables                                   21,490
Deferred rent receivable                            224,942
Prepaid expenses                                      6,004
Intangible assets, net                              249,512
Total Assets                                    $11,006,212
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                      $    29,820
Rents received in advance                            47,542
Due to affiliates                                     1,167
  Total Liabilities                                  78,529
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued              --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 outstanding                              12,862
Additional paid-in capital                       11,526,203
Accumulated deficit                                (611,382)
  Total Stockholders' Equity                     10,927,683
Total Liabilities and Stockholders'
  Equity                                        $11,006,212


          See notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31,
                                          2002           2001
INCOME
Rental                                  $1,008,822   $1,359,027
Lease termination fee                      200,000           --
Other charges to tenants                    56,051       34,459
Interest and other                          13,698       10,730
  Total income                           1,278,571    1,404,216
EXPENSES
Directors fees                              14,000       15,000
Advisory fees                              221,084      149,997
Management fees                             13,343       13,317
General and administrative                 125,075       96,538
Real estate taxes                           51,612       27,386
Bad debt recovery                               --       (7,852)
Depreciation and amortization              172,938      193,763
  Total expenses                           598,052      488,149
Net income before sale
 of property                               680,519      916,067
Gain on sale of property                   630,351           --
Net Income                              $1,310,870    $ 916,067
Net Income Per Share
 (based on weighted average shares
  outstanding of 1,286,163 and 1,290,339
  respectively for years ended
  December 31, 2002 and
  2001--basic and diluted)              $     1.02    $    0.71

         See notes to consolidated financial statements.


                      BRAUVIN NET LEASE V, INC.
                       (a Maryland corporation)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 2002 and 2001

                        Common Stock
                      Number                   Paid-in   Accumulated
                  of Shares       Amount      Capital     Deficit    Total
Balance at
 January 1,
   2001          1,300,595     $13,006  $11,639,716  $(290,383) $11,362,339
Net income              --        --           --      916,067      916,067
Dividends               --        --           --  (1,098,845)   (1,098,845)
Liquidations       (14,432)     (144)    (113,513)         --      (113,657)

Balance at
 December 31,
  2001           1,286,163    12,862   11,526,203    (473,161)   11,065,904

Net income              --        --           --   1,310,870     1,310,870
Dividends               --        --           --  (1,449,091)   (1,449,091)


Balance at
 December 31,
  2002           1,286,163   $12,862  $11,526,203   $(611,382)  $10,927,683


* Ordinary dividends amounted to $1,449,091 for the year ended December 31, 2002. Ordinary and non-taxable dividends amounted to $854,312 and $244,533 respectively for the year ended December 31, 2001.





            See notes to consolidated financial statements.



                      BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
               CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years ended December 31,
                                                       2002       2001
Cash Flows From Operating Activities:
Net income                                          $1,310,870  $ 916,067
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                          172,938    193,763
Amortization of acquired above base                      8,740         --
Bad debt recovery                                           --     (7,852)
Gain on sale of property                              (630,351)        --
Changes in:
      Tenant receivables                                10,025    (10,712)
      Deferred rent receivable                         178,719    (26,156)
      Prepaid expenses                                  (1,591)    (4,413)
      Accounts payable and accrued expenses                713     11,698
      Rents received in advance                         18,334    (23,625)
      Due to affiliates                                (23,399)   (30,263)
Net cash provided by operating activities            1,044,998  1,018,507
Cash Flows From Investing Activities:
Proceeds from the sale of property                   3,852,278         --
Purchase of intangible assets                         (266,000)        --
Purchase of property                                (1,921,520)        --
Net cash provided by investing activities            1,664,578         --
Cash Flows From Financing Activities:
Stock liquidations                                          --   (115,456)
Selling commissions and other
  offering costs                                            --      1,799
Dividends                                           (1,449,091)(1,098,845)
Net cash used in
  financing activities                              (1,449,091)(1,212,502)
Net increase (decrease) in cash
  and cash equivalents                               1,260,665   (193,995)
Cash and cash equivalents at
  beginning of year                                    298,835    492,830
Cash and cash equivalents at end of year            $1,559,500 $  298,835

          See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, A Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; and a Golden Corral Restaurant during the year ended December 31, 2002. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended December 31, 2002.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 2002, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2002. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the year ended December 31, 2002.

   Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid instruments with an original maturity within three months from date of purchase and approximate their fair value.

   Rent Receivable

   Rent receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges, (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes and (c) amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Fund's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2002, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expense; rents received in advance; and due to affiliates.


   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Fund effective January 1, 2001. The Fund has no derivatives in 2002 and 2001.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after July 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles, reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

   Implementation of SFAS 141 and 142 to the Company's acquisition during year 2002 has resulted in the recognition of additional intangible assets (acquired in place lease origination costs aggregating $125,000 and an above market lease in the amount of $141,000). The intangible assets are being amortized over the remaining term of the acquired lease (7.3 years). For the year ended December 31, 2002, amortization expense includes $7,748 of origination costs amortization and rental revenue has been charged with $8,740 pf amortization of the above market lease value.

   Application of SFAS 141 and 142 to future acquisitions, if any, could result in the recognition, upon acquisition, of additional intangible assets (acquired in place lease origination costs and acquired above market leases) and liabilities (acquired below market leases) which would be amortized over the remaining term of the leases.

   Recent Accounting Pronouncements

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

   In August 2001, the FASB issued Statement of Financial
Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). Generally, the rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" would require that debt extinguishment costs are to no longer be treated as extraordinary items. The amendment to FASB No. 13, "Accounting for Leases" requires sale-leaseback accounting for certain lease modifications that have the economic effects that are similar to sale-leaseback transactions. This statement is generally effective for the year ending December 31, 2003.

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002.

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 for fiscal years and interim periods beginning after June 15, 2003.

   The Fund does not believe that the adoption of SFAS 143, 144, 145 and FIN 45 and 46 has a significant impact on its financial statements.


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

   In November 2002, the independent directors approved a one- time payment of $76,000 payable to the Advisory as an advisory fee in connection with the acquisition of Golden Corral.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 2002 and 2001 were as follows:

                                        2002              2001
Advisory fees                         $221,084          $149,997
Management fees                         13,343            13,317
                                      $234,427          $163,314

   As of December 31, 2002 the amount owed to affiliates is $1,167 for management fees.

(3)  DIVIDENDS

   Below is a table summarizing the dividends declared since
January 1, 2001:
                                                Annualized
      Declaration      Record       Payment      Dividend
        Date           Dates           Date(a)    Rate       Amount

       2/15/01    10/1/00-12/31/00    2/15/01     8.00%     $262,106
       5/10/01      1/1/01-3/31/01    5/15/01     8.00%      256,556
       8/09/01      4/1/01-6/30/01    8/15/01     8.00%      256,528
      11/15/01      7/1/01-9/30/01   11/15/01     9.98%      323,745
       1/24/02    10/1/01-12/31/01    2/15/02     8.25%      267,452
       5/08/02      1/1/02-3/31/02    5/15/02     8.25%      261,639
       8/08/02      4/1/02-6/30/02    8/15/02    23.17%      745,000
      11/12/02      7/1/02-9/30/02   11/15/02     5.44%      175,000
       1/23/03    10/1/02-12/31/02    1/30/03     6.94%      225,000

(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03 for a total payment of $225,000.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At December 31, 2002 there were approximately 68,797 shares purchased through the Reinvestment Plan.

   In accordance with the Fund's original investment objective, during the first quarter of 2000, the Board of Directors approved a plan to have the Fund's shares listed on the OTC Bulletin Board under the symbol "yyBNL".

   In order to qualify as a REIT, the Fund is required to distribute dividends to its stockholders in an amount at least equal to 90% of REIT taxable income of the Fund. The Fund intends to make annual distributions to satisfy all annual distribution requirements.

   Effective February 13, 2001, the Board of Directors discontinued the Dividend Reinvestment Plan. Subsequently, dividends have been paid in cash.

(4)   OPERATING LEASES

   The Fund's rental income is principally obtained from tenants through rental payments provided under triple net noncancellable operating leases. The leases provide for a base minimum annual rent with scheduled increases during the terms and increases in rent through participation in gross sales above a stated level.


   The following is a schedule of noncancellable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 2002:

     Year ending December 31:           2003  $ 1,186,000
                                        2004    1,178,338
                                        2005    1,022,843
                                        2006      841,550
                                        2007      702,576
                                  Thereafter    5,240,868
                                              $10,172,175



                          EXHIBIT 10(U)

                      W I T N E S S E T H:
In consideration of the mutual covenants contained herein,
and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:
     Section 1.     Purchase and Sale Agreement
Subject to the terms and provisions hereof, Seller agrees
to sell to Purchaser, and Purchaser agrees to purchase, the "Property", which term shall include that certain approximately 2.04 acre tract of land located in Section 8, Township 35 South, Range
17 East, Manatee County, Florida and known as S. R. 684 Cortez Road, Bradenton, Florida, as more particularly described in Exhibit A attached hereto (the "Land"), together with all rights, privileges, members, licenses, and easements appurtenant to the Land; (ii) the building containing approximately 9,611 rentable square feet and other improvements located within or on the Land (the "Improvements") and all fixtures attached to the Improvements or located on the Land that are now or hereafter owned by Seller; (iii) [Intentionally Omitted]; (iv) all right, title and interest of Seller, as "landlord" or "lessor", in and to the lease of the Land and the Improvements dated January 5, 1999 (as amended, the "Lease"), to Corral of Bradenton Limited Partnership, a Florida limited partnership (the "Tenant"), and any guaranties associated therewith (the "Guaranties"); and (v) all privileges, remedies, licenses, and appurtenances to the foregoing, now or hereafter existing and all other property, right, title or interest, tangible or intangible, personal or real, or otherwise owned by Seller which is located on the Land or within the Improvements.
     Section 2.     Effective Date
For all purposes herein, the "Effective Date of this
Agreement" shall be the date of execution of this Agreement by Purchaser or Seller, whichever party is the last to sign, as evidenced by the dates next to each party's signature.
Section 3.     Earnest Money/Escrow
3.1  Initial Earnest Money. Within three (3) days of the
Effective Date of this Agreement, Purchaser shall deposit with First American Title Insurance Company, whose address is 30 N. LaSalle Street, Suite 310, Chicago, Illinois 60602, Attention: Ron Szopa (herein, the "Escrow Agent" or "Title Insurer") the sum of Fifty Thousand Dollars ($50,000.00) (the "Initial Earnest Money"). Provided that Purchaser shall not have terminated this Agreement on or before the last day of the Inspection Period, and further provided that Seller is not in default under this Agreement at such time, Seller shall have the option at any time following the expiration of the Inspection Period to require by written notice to Purchaser and to the Escrow Agent that the Earnest Money then on deposit with the Escrow Agent be transferred to Metropolitan Title Agency, Inc., Lakeside Office Complex, 1800 Water Place, Suite 235, Atlanta, Georgia 30339, Attention: Ray Zemanek, President. Upon such transfer of the Earnest Money, Metropolitan Title Agency, Inc. shall become the "Escrow Agent" for all purposes under this Agreement and First American Title Insurance Company shall be released from any further obligations or responsibilities as Escrow Agent. In such event, Seller shall cause Metropolitan Title Insurance Company to execute and deliver to Seller and Purchaser an acknowledgement that Metropolitan Title Insurance Company agrees to be bound by and perform all of the duties of the Escrow Agent under this Agreement.
3.2  Additional Earnest Money. Unless Purchaser elects to
terminate this Agreement during the Inspection Period pursuant to the terms hereof, within three (3) days after the last day of the Inspection Period Purchaser shall deposit with Escrow Agent the sum of Fifty Thousand Dollars ($50,000.00) (the "Additional Earnest Money").
3.3  Nature of Earnest Money. All deposits made pursuant
hereto and deposited with Escrow Agent, including the Initial Earnest Money and, if applicable, the Additional Earnest Money, shall constitute the "Earnest Money" hereunder and shall be held, invested, and disbursed pursuant to the respective terms and provisions hereof. All interest and other income accrued on the Earnest Money shall become part of and included in, the Earnest Money.
3.4  Earnest Money Disbursements.
3.4.1     The Earnest Money shall be held in an
interest bearing account as Purchaser shall direct by instructions to the Escrow Agent. All interest accruing on the Earnest Money prior to closing shall be added to the Earnest Money (the Federal Tax Identification number of Purchaser is 36-3238049 and of Seller is 58-1468053). The Earnest Money shall be held, and disbursed, by the Escrow Agent in accordance with the terms of this Agreement. Unless otherwise herein provided, the Earnest Money shall be applied to the payment of the Purchase Price at the time of "Closing" (as defined in Section 11.1).
3.4.2     The Escrow Agent is acting as a stakeholder
only with respect to the Earnest Money. If there is any dispute as to whether the Escrow Agent is obligated to deliver the Earnest Money or as to whom the Earnest Money is to be delivered, the Escrow Agent may refuse to make any delivery, and may continue to hold the Earnest Money until receipt of an authorization in writing, signed by both Seller and Purchaser, directing the delivery of the Earnest Money, or, in the absence of authorization, the Escrow Agent may hold the Earnest Money until a final determination of the rights of the parties in an appropriate judicial proceeding. If such written authorization is not given or a proceeding for such determination is not begun within thirty (30) days of the last day for the date of the Closing hereunder, the Escrow Agent may bring an appropriate action or proceeding for leave to deposit the Earnest Money in a court of competent jurisdiction pending such determination. The Escrow Agent shall be reimbursed for all costs and expenses of such action or proceeding, including, without limitation, reasonable attorneys' fees and disbursements, by the party determined not to be entitled to the Earnest Money. Upon delivery of the Earnest Money in the manner herein provided, the Escrow Agent shall have no further liability or obligation hereunder.
3.5  Escrow Closing.     No later than 11:59 a.m. Eastern
Time on the Closing Date, Purchaser will deposit in escrow with the Title Insurer the Purchase Price (less the Earnest Money delivered pursuant to Section 3 above and subject to adjustments described in this Agreement), together with all other costs and amounts to be paid by Purchaser at Closing pursuant to the terms of this Agreement, by Federal Reserve wire transfer of immediately available funds to an account to be designated by the Title Insurer. No later than 1:00 p.m. Eastern Time on the Closing Date, (A) Purchaser will direct the Title Insurer to pay, and the Title Insurer shall pay,
(i) to Seller by Federal Reserve wire transfer of immediately available funds to an account to be designated by Seller, the Purchase Price (subject to adjustments described in this Agreement), less any costs or other amounts to be paid by Seller at Closing pursuant to the terms of this Agreement, and (ii) to all appropriate payees the other costs and amounts to be paid by Purchaser at Closing pursuant to the terms of this Agreement; and (B) Seller will direct the Title Insurer to pay to the appropriate payees out of the proceeds of Closing payable to Seller, all costs and amounts to be paid by Seller at Closing pursuant to the terms of this Agreement. Provided that the Title Insurer has not received from Seller or Purchaser any written termination notice as described and provided for herein (or if such a notice has been previously received, provided that the Title Insurer has received from such party a withdrawal of such notice), when Purchaser and Seller have delivered the documents required by Section 11.2, the Title Insurer will:
     (i) Insert the applicable Closing Date as the date of any document delivered to the Title Insurer undated, and assemble counterparts into single instruments;
     (ii) Disburse to Seller, by wire transfer to Seller of immediately available federal funds, in accordance with wiring instructions to be obtained by the Title Insurer from Seller, all sums to be received by Seller from Purchaser at the Closing, comprised of the Purchase Price as adjusted in accordance with the provisions of this Agreement;
     (iii) Deliver the Special Warranty Deed to Purchaser by causing the same to be recorded in the appropriate real property records, and forward such recorded deed(s) to Purchaser with a copy to Seller following recording;
     (iv) Deliver to Seller, in addition to Seller's Closing proceeds, all documents deposited with the Title Insurer for delivery to Seller at the Closing; and
     (v) Deliver to Purchaser (A) all documents deposited with the Title Insurer for delivery to Purchaser at the Closing, and (B) any funds deposited by Purchaser in excess of the amount required to be paid by Purchaser pursuant to this Agreement.
Any amendment of this Agreement that could alter or otherwise affect Title Insurer's obligations hereunder will not be effective against or binding upon Title Insurer without Title Insurer's prior consent. The provisions of this Section 3 shall survive the termination of this Agreement and the Closing.
     Section 4 Purchase Price
4.1  Purchase Price.
4.1.1 The purchase price for the Property shall be Two Million One Hundred Seventy Three Thousand Nine Hundred Thirty Two and 80/100 Dollars ($2,173,932.80) (the "Purchase Price"); subject, however, to a credit against the Purchase Price to be issued to Purchaser on the closing statement at Closing equal to $1,153.62 per month (pro rated on a per diem basis) for each month or portion thereof in the period between the Closing Date and November 1, 2002.
4.1.2     Purchaser shall pay such Purchase Price
(less credits for all amounts received by Seller as payment of Earnest Money, including any interest or other income accrued thereon), and subject to such other credits, adjustments and prorations as are provided for herein, to Seller at the Closing by Federal Funds wire transfer or other immediately available funds.
4.1.3 Contemporaneously with the execution and delivery of this Agreement, Purchaser has paid to Seller as further consideration for this Agreement, in cash, the sum of Ten and no/100 Dollars ($10.00) (the "Independent Consideration"), in addition to the Initial Earnest Money and the Purchase Price and independent of any other consideration provided hereunder, which Independent Consideration is fully earned by Seller and is not refundable under any circumstances.
4.2  Prorations.
4.2.1.    The following shall be apportioned with
respect to the Property as of 12:01 a.m. on the day after Closing (the "Proration Date"), as if Seller were vested with title to the Property during the entire day upon which Closing occurs:
(a) rents, if any, as and when collected (the term "rents" as used in this Agreement includes all payments due and payable by Tenant under the Lease);
(b)  to the extent not paid by Tenant, any
assessments levied against the Property;
(c)  to the extent not paid by Tenant, gas,
electricity and other utility charges for which Seller is liable, if any, such charges to be apportioned at Closing on the basis of the most recent meter reading occurring prior to Closing; and
(d) any other operating expenses or other items pertaining to the Property which are customarily prorated between a purchaser and a seller in the area in which the Property is located.
4.2.2. Notwithstanding anything contained in the foregoing provisions:
(a) To the extent not paid by Tenant, the State of Florida sales tax on rents for month in which the Closing occurs shall be paid by Seller and shall not be apportioned at Closing.
(b) Any taxes paid, to the extent not paid by Tenant, at or prior to Closing shall be prorated based upon the amounts actually paid. If taxes and assessments for the current year have not been paid before Closing, Seller shall be charged at Closing an amount equal to that portion of such taxes and assessments which relates to the period before the Proration Date and Purchaser shall pay the taxes and assessments prior to their becoming delinquent. Any such apportionment made with respect to a tax year for which the tax rate or assessed valuation, or both, have not yet been fixed shall be based upon the tax rate and/or assessed valuation last fixed. To the extent that the actual taxes and assessments for the current year differ from the amount apportioned at Closing, the parties shall make all necessary adjustments by appropriate payments between themselves following Closing.
(c) Charges referred to in Section 4.2.1 and 4.2.2(b) above which are payable by Tenant to a third party shall not be apportioned hereunder, and Purchaser shall accept title subject to any of such charges unpaid and Purchaser shall look solely to Tenant for the payment of the same. If Seller shall have paid any of such charges on behalf of Tenant, any claims of Seller against Tenant for the recovery of such amounts shall survive the Closing and shall remain the property of Seller and not of Purchaser. Notwithstanding the foregoing, in the pursuit of any such claims against Tenant after the Closing, Seller shall not have the right to declare Tenant in default under the Lease.
(d) Seller shall receive the entire advantage of any discounts for the prepayment by it of any taxes, water rates or sewer rents. Seller shall also receive the entire advantage of and does not convey to Purchaser any sewer tap fee rights associated with the Property.
(e)  [Intentionally Omitted].
(f)  [Intentionally Omitted].
(g)  [Intentionally Omitted].
(h)  Unpaid and delinquent rent collected by
Seller and Purchaser after the date of Closing shall be delivered as follows: (i) if Seller collects any unpaid or delinquent rent for the Property, Seller shall, within fifteen (15) days after the receipt thereof, deliver to Purchaser any such rent which Purchaser is entitled to hereunder relating to the date of Closing and any period thereafter, and (ii) if Purchaser collects any unpaid or delinquent rent from the Property, Purchaser shall, within fifteen
(15) days after the receipt thereof, deliver to Seller any such rent which Seller is entitled to hereunder relating to the period prior to the date of Closing. Seller and Purchaser agree that (iii) all rent received by Seller or Purchaser within the first sixty (60) day period after the date of Closing shall be applied first to delinquent rentals, if any, in the order of their maturity, and then to current rentals, and (iv) all rent received by Seller or Purchaser after the first sixty (60) day period after the date of Closing shall be applied first to current rentals and then to delinquent rentals, if any, in inverse order of maturity. Purchaser will make a good faith effort after the Closing to collect all rents in the usual course of Purchaser's operation of the Property, but Purchaser will not be obligated to institute any lawsuit or other collection procedures to collect delinquent rents. In the event that there shall be any rents or other charges under any Lease which, although relating to a period prior to Closing, do not become due and payable until after Closing or are paid prior to Closing but are subject to adjustment after Closing (such as percentage rental payments, year end common area expense reimbursements and the like), then any rents or charges of such type received by Purchaser or its agents or Seller or its agents subsequent to Closing shall, to the extent applicable to a period extending through the Closing, be prorated between Seller and Purchaser as of the Proration Date and Seller's portion thereof shall be remitted promptly to Seller by Purchaser.
4.2.3     The provisions of this Section 4 shall
survive Closing.

Section 5.     Property Conveyed As-Is
     THE TRANSACTION CONTEMPLATED BY THIS AGREEMENT HAS BEEN NEGOTIATED BETWEEN SELLER AND PURCHASER. THIS AGREEMENT REFLECTS
THE
MUTUAL AGREEMENT OF SELLER AND PURCHASER AND PURCHASER HAS
CONDUCTED
ITS OWN INDEPENDENT EXAMINATION OF THE PROPERTY. OTHER THAN THE MATTERS REPRESENTED BY SELLER IN SECTION 9 AND IN THE CLOSING DOCUMENTS DELIVERED BY SELLER PURSUANT TO SECTION 12.2 OF THIS AGREEMENT (for purposes of this Section 5, the "Seller Closing Documents") BY WHICH ALL OF THE FOLLOWING PROVISIONS OF THIS SECTION 5 ARE LIMITED, PURCHASER HAS NOT RELIED UPON AND WILL NOT RELY UPON, EITHER DIRECTLY OR INDIRECTLY, ANY REPRESENTATION OR WARRANTY OF SELLER OR ANY OF SELLER'S AGENTS OR REPRESENTATIVES, AND PURCHASER HEREBY ACKNOWLEDGES THAT NO SUCH REPRESENTATIONS HAVE BEEN MADE. SELLER SPECIFICALLY DISCLAIMS, AND NEITHER IT NOR ANY OF ITS AFFILIATES NOR ANY OTHER PERSON IS MAKING, ANY REPRESENTATION, WARRANTY OR ASSURANCE WHATSOEVER TO PURCHASER, AND NO
WARRANTIES OR
REPRESENTATIONS OF ANY KIND OR CHARACTER, EITHER EXPRESS OR IMPLIED, ARE MADE BY SELLER OR RELIED UPON BY PURCHASER WITH RESPECT TO THE STATUS OF TITLE TO OR THE MAINTENANCE, REPAIR, CONDITION, DESIGN OR MARKETABILITY OF THE PROPERTY, OR ANY PORTION THEREOF, INCLUDING
BUT
NOT LIMITED TO (a) ANY IMPLIED OR EXPRESS WARRANTY OF MERCHANTABILITY, (b) ANY IMPLIED OR EXPRESS WARRANTY OF FITNESS FOR A PARTICULAR PURPOSE, (c) ANY IMPLIED OR EXPRESS WARRANTY OF CONFORMITY TO MODELS OR SAMPLES OF MATERIALS, (d) ANY RIGHTS OF PURCHASER UNDER APPROPRIATE STATUTES TO CLAIM DIMINUTION OF CONSIDERATION, (e) ANY CLAIM BY PURCHASER FOR DAMAGES BECAUSE OF DEFECTS, WHETHER KNOWN OR UNKNOWN, WITH RESPECT TO THE
IMPROVEMENTS,
(f) THE FINANCIAL CONDITION OR PROSPECTS OF THE PROPERTY AND (g) THE COMPLIANCE OR LACK THEREOF OF THE PROPERTY OR THE IMPROVEMENTS
WITH
GOVERNMENTAL REGULATIONS, IT BEING THE EXPRESS INTENTION OF SELLER AND PURCHASER THAT, EXCEPT AS OTHERWISE EXPRESSLY SET FORTH IN THIS AGREEMENT AND IN THE SELLER CLOSING DOCUMENTS, THE PROPERTY WILL
BE
SOLD, CONVEYED AND TRANSFERRED TO PURCHASER, AND PURCHASER WILL ACCEPT THE PROPERTY, IN ITS CONDITION AND STATE OF REPAIR ON THE CLOSING DATE, "AS IS" AND "WHERE IS", WITH ALL FAULTS. Purchaser represents that it is a knowledgeable, experienced and sophisticated purchaser of real estate, and that it is relying solely on its own expertise and that of Purchaser's consultants in purchasing the Property. Purchaser will conduct such inspections, investigations and other independent examinations of the Property and related matters as Purchaser deems necessary, including but not limited to of the physical and environmental conditions thereof, and will rely upon same and not upon any statements of Seller (excluding the limited matters represented by Seller in Section 12.2 hereof and in the Seller Closing Documents) or of any officer, director, employee, agent or attorney of Seller. Purchaser acknowledges that all information obtained by Seller was obtained from a variety of sources and Seller will not be deemed to have represented or warranted the completeness, truth or accuracy of any of the Documents or other such information heretofore or hereafter furnished to Purchaser. Upon Closing, Purchaser will assume the risk that adverse matters, including, but not limited to, adverse physical and environmental conditions, may not have been revealed by Purchaser's inspections and investigations. Purchaser further acknowledges the Seller has and hereby represents that there are no oral agreements, warranties or representations, collateral to or affecting the Property, by Seller, any agent of Seller or any third party. Seller is not liable or bound in any manner by any oral or written statements, representations or information pertaining to the Property furnished by any real estate broker, agent, employee, servant or other person, unless the same are specifically set forth or referred to herein. Purchaser acknowledges that the Purchase Price reflects the "as is, where is" nature of this sale and any faults, liabilities, defects or other adverse matters that may be associated with the Property. Purchaser, with Purchaser's counsel, has fully reviewed the disclaimers and waivers set forth in this Agreement, and understands the significance and effect thereof. Purchaser acknowledges and agrees that the disclaimers and other agreements set forth herein are an integral part of this Agreement, and that Seller would not have agreed to sell the Property to Purchaser for the Purchase Price without the disclaimer and other agreements set forth in this Agreement. The terms and conditions of this Section 5 will expressly survive the Closing forever, and will not merge with the provisions of any closing documents. ____________Purchaser Initials

Section 6.     Purchaser's Inspection
     6.1  Inspection.  As used herein, the term "Inspection
Period" means the period of forty-five (45) days after the Effective Date of this Agreement. Subject to the provisions of this Section
6 and subject to the rights of Tenant under the Lease, Seller will permit Purchaser and its authorized agents, employees, contractors, representatives and consultants (for purposes of this Section, collectively, the "Licensee Parties") the right and license to enter upon the Land at all reasonable times during normal business hours during the Inspection Period to inspect, investigate and/or conduct reasonably necessary tests on the Property. Purchaser will provide to Seller notice (for purposes of this Section 6.1, an "Entry Notice") of the intention of Purchaser or the other Licensee Parties to enter the Land, which Entry Notice will be given any of a reasonable period of time prior to such intended entry and specify the intended purpose therefor and the inspections contemplated to be made. If physical testing or sampling on the Property is contemplated to be a part of such entry and inspection, (i) the Entry Request Notice must be in writing and additionally include a description of such proposed testing and sampling, and (ii) such testing and sampling may be conducted only after Seller's prior consent thereto, which will not be unreasonably withheld or delayed. Purchaser will bear the cost of all inspections and tests. At Seller's option, Seller may be present for any inspection or test.
6.2 Inspection of Documents. The right of inspection described in Section 6.1 above shall extend to, and include, the right to examine, and Seller agrees to make available, Seller's Tenant files (including all delinquency reports and any correspondence to or from Tenant). Purchaser acknowledges that Seller has provided Purchaser with the documents listed on Exhibit
D hereto (the "Due Diligence Documents").
     6.3  Inspection Obligations.
          (a) In conducting any inspections, investigations or tests of the Property and/or Due Diligence Documents, Purchaser and the other Licensee Parties will not: (i) unreasonably disturb Tenant or interfere with Tenant's use of the Property pursuant to the Lease; (ii) unreasonably interfere with the operation and maintenance of the Land or Improvements; (iii) damage any part of the Property or any personal property owned or held by Tenant or any other person or entity; (iv) injure or otherwise cause bodily harm to Seller or Tenant, or to any of their respective agents, guests, invitees, contractors and employees, or to any other person or entity; (v) permit any liens to attach to the Land by reason of the exercise of the rights of Purchaser and the Licensee Parties under this Section 6; or (vi) reveal or disclose any information obtained during the Inspection Period concerning the Property and the Due Diligence Documents to anyone outside Purchaser's organization, except in accordance with the confidentiality standards set forth in Section 18.13. Purchaser will: (i) maintain comprehensive general liability (occurrence) insurance on terms and in amounts reasonably satisfactory to Seller covering any accident arising in connection with the presence of Purchaser or the other Licensee Parties on the Land or Improvements, and deliver a certificate of insurance verifying such coverage to Seller prior to entry upon the Land or Improvements; (ii) promptly pay when due the costs of all tests, inspections, investigations and examinations done by or at Purchaser's request with regard to the Property; and (iii) repair any damage to the Property and Improvements caused by or resulting from any such inspection or tests or other activities conducted on the Property by Purchaser or any of the other Licensee Parties. In the event Purchaser terminates this Agreement as provided in Section 6.4, Purchaser will promptly deliver to Seller all copies Purchaser has made of the Due Diligence Documents and, provided that Seller pays to Purchaser the actual out-of-pocket costs incurred by Purchaser in procuring the same, copies of any studies, reports or test results prepared by third parties, regarding any part of the Property, obtained by Purchaser in connection with its inspection of the Property.
     (b)  Purchaser hereby indemnifies, defends and holds
Seller and its partners, agents, employees, successors and assigns harmless from and against any and all liens, claims, causes of action, damages, liabilities, demands, suits, obligations to third parties, together with all losses, penalties, costs and expenses relating to any of the foregoing (including but not limited to court costs and reasonable attorneys' fees) arising out of Purchaser's inspections or tests permitted hereunder or any violation of the provisions of this Section 6. The provisions of this Section 6 shall survive the Closing or any termination of this Agreement. Notwithstanding any provision of this Agreement to the contrary, no termination of this Agreement will terminate Purchaser's obligations pursuant to this Section 6.3.
6.4 Termination. Purchaser may elect not to purchase the Property by delivering written notice of termination to Seller and the Escrow Agent on or before the last day of the Inspection Period, whereupon neither party shall have any further rights, obligations or liabilities hereunder, except as otherwise expressly provided in this Agreement (collectively, the "Surviving Obligations"). Within five (5) business days of the respective parties' receipt of any such timely notice, the Escrow Agent shall return the Earnest Money to Purchaser.
     Section 7.     Title to the Property
7.1 Title Examination. Seller shall convey to Purchaser at Closing fee simple title to the Land and Improvements subject to
(A) any matters identified on Schedule B, Section 2 of Seller's owner's title insurance policy, a copy of which shall be delivered to Purchaser, (B) any other matters of record, (C) the Lease and rights of Tenant thereunder, (D) the lien of any unpaid real estate taxes, water charges and sewer rents for the fiscal year(s) or other applicable period in which the Closing occurs, (E) any matters which would be disclosed by a current and accurate survey and inspection of the Property, (F) all liens and encumbrances resulting from the investigations or any and all other activities undertaken by Purchaser or the Licensee Parties, (G) building codes and present and future zoning laws, ordinances, resolutions, orders and regulations of all municipal, county, state or federal governments having jurisdiction over the Land and the use of Improvements thereon (collectively, the "Permitted Title Exceptions"). Within ten (10) days of the Effective Date of this Agreement, Purchaser shall obtain and deliver to Seller an ALTA title commitment for the Property (the "Title Commitment") issued by First American Title Insurance Company, the cost of which shall be shared equally between Purchaser and Seller. Purchaser may object to any item, exception or other matter, except for the Permitted Title Exceptions, shown on the Title Commitment or on the survey described in Section 8 below that will materially affect Purchaser's ability to own and operate the Property for its intended purpose (the "Title Objections"). Purchaser shall notify Seller of any Title Objection within ten (10) days following Purchaser's receipt of the Title Commitment and of such survey, but in any event prior to the end of the Inspection Period. Within ten (10) business days following Seller's receipt of Purchaser's Title Objections, Seller shall notify Purchaser in writing whether or not it shall cure any of such Title Objections ("Seller's Cure Notice"). Seller may, but will not be obligated to, cure such Title Objections. Unless Purchaser shall elect to terminate this Agreement by notifying Seller in writing of its election to so terminate within five (5) business days of its receipt of Seller's Cure Notice as referenced in the preceding sentence, such Title Objections shall be deemed to be Permitted Title Exceptions. Seller shall have until the Closing Date or the date which is thirty (30) days after Seller's receipt of the Title Objections, whichever is later, to correct all such Title Objections which Seller shall have agreed in its sole discretion to cure. The date of Closing shall be postponed automatically, if necessary, to permit the full running of such thirty (30) day period. If Seller shall have failed to cure all such Title Objections within the time allowed by this Section 7.1, then Purchaser, at its option exercised by written notice may:
7.1.1     terminate this Agreement and receive a
refund of its Earnest Money; or
7.1.2 waive such Title Objections and proceed to close the purchase and sale of the Property without a reduction in the Purchase Price.
7.1.3 Seller shall have no obligation to cure any Title Objection(s). If Seller notifies Purchaser that Seller does not intend to attempt to cure any Title Objection; or if, having commenced attempts to cure any Title Objection, Seller later notifies Purchaser that Seller will be unable to effect a cure thereof, Purchaser shall, within five (5) days after such notice has been given, notify Seller in writing whether Purchaser shall elect to accept the conveyance of the Property subject to such Title Objection or to terminate this Agreement pursuant to Section 7.1.1 above. If this Agreement is terminated pursuant to Section 7.1.1, both parties shall be released from all liabilities and obligations under this Agreement and Escrow Agent shall refund the Earnest Money to Purchaser.
7.1.4     Notwithstanding any provision of this
Section 7 to the contrary, Seller will be obligated to satisfy (i) any mortgage or deed to secure debt created by Seller and secured by or affecting title to the Property, (ii) any other liens or security interests created by Seller and affecting title to the Property, and (iii) liens and security interests created by, through or under third parties, up to a maximum of $50,000.00.
7.2  Additional Permitted Title Exceptions. Should
Purchaser accept, by written waiver or if deemed accepted by Purchaser as provided above, its interest in the Property subject to matters in addition to the Permitted Title Exceptions, such additional matters shall be deemed to be Permitted Title Exceptions (whether or not such matters were previously raised as Title Objections).
     Section 8.     Survey
Purchaser may cause, at its expense, a survey (or update of any previous survey provided by Seller) to be conducted of the Land and Improvements by a land surveyor duly registered under the laws of the State of Florida. Purchaser shall deliver three copies of Purchaser's survey to Seller within ten (10) days after Purchaser's receipt of its survey, but in any event prior to the end of the Inspection Period. At Closing, Seller shall execute and deliver a Special Warranty Deed conveying the Land and Improvements by the legal description of the Land attached hereto, subject to the Permitted Title Exceptions.
     Section 9.     Representations and Warranties
Seller hereby warrants and represents, all to the best of Seller's knowledge but without any independent inquiry or investigation, as follows:
9.1 Rent Roll. Attached hereto as Exhibit B is a true, correct and complete rent roll for the Property received by Seller from Seller's property manager (the "Rent Roll").
9.2  Lease - Complete Copies and Certain Information.
9.2.1 The copies of the fully executed Lease and Guaranties delivered by Seller to Purchaser are complete and accurate copies of all of the Lease and Guaranties affecting the Property, all of which are in full force and effect except as may be shown in the Due Diligence Documents, and, except as disclosed in writing by Seller to Purchaser, there are no written binding promises, agreements, understandings, or commitments between Seller and any tenant or Guarantor of any nature whatsoever other than as set forth in such copies of the Lease and Guaranties.
9.2.2 Except as shown on the Rent Roll, Seller has not received any written notice of termination or default under the Lease or Guaranties.
9.3  [Intentionally Omitted].
9.4 No Litigation. Except as disclosed to Purchaser in writing, Seller has no actual knowledge of any pending or threatened litigation or proceeding by any organization, person, individual or governmental agency (i) against Seller which, if adversely determined would materially adversely affect the value of the Property or the continued operations thereof or (ii) with respect to the Property.
9.5 Assessments. No assessments have been made against the Property that are unpaid (except ad valorem taxes for the current year), whether or not they have become liens.
9.6  Environmental Matters.
9.6.1     Except as may be disclosed in (i) the Due
Diligence Documents; or (ii) any reports or other materials delivered to Purchaser or otherwise disclosed to Purchaser in writing, (A) Seller has no actual knowledge that the Property has ever been used and Seller has not used the Property, for the disposal, release, handling, treatment, or storage of any Hazardous Material in any quantity or form that would reasonably necessitate any corrective action under any Hazardous Material Law, (B) Seller has received no written notice of pending or threatened claims, actions, suits, or proceedings related to the Property regarding (a) the disposal or release of solid, liquid, gaseous waste into the environment, (b) the treatment, storage, disposal, release or other handling of any Hazardous Material, (c) the placement of structures or materials into waters of the United States, or (d) any alleged violation of any Hazardous Material Law, and (C) there are no underground tanks or any other underground storage facilities located on the Property.
9.6.2. "Hazardous Materials" as such term is used in this Section means any hazardous or toxic substance, material or waste, regulated or listed pursuant to any federal, state or local environmental law, including without limitation, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conversation and Recovery Act, and the Safe Drinking Water.
9.7 Status; Authority; Consents. Seller is a corporation duly organized and validly existing under the laws of the State of Maryland. Seller is qualified and in good standing under the laws of the state in which the Land is situated. Seller is not a "foreign person" or "foreign corporation" as those terms are defined in the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. The execution and delivery of this Agreement and the performance of Seller's obligations hereunder have been or will be duly authorized by all necessary action on the part of Seller, and this Agreement constitutes the legal, valid and binding obligation of Seller, subject to equitable principles and principles governing creditors' rights generally. Seller has obtained each and every consent, waiver, approval or authorization required from any person or entity as a condition to Seller's execution and delivery of this Agreement.
9.8 Disclosures. Any disclosure by Seller of a material change in any of the representations or warranties made by Seller contained in this Section 9 shall be in writing and shall be delivered in accordance with Section 17 below. Purchaser agrees to notify Seller in writing within ten (10) days of the date Purchaser becomes aware of any matter which would cause any representation or warranty to be untrue in any material respect. Failure by Purchaser to notify Seller within the aforesaid ten (10) day period shall be deemed an acceptance by Purchaser of such matter. Any change in any representation which (i) results from an occurrence or condition that arises after the Effective Date of this Agreement; (ii) for which proper disclosure is made by Seller; and (iii) which change did not arise through an affirmative act of the Seller, shall not entitle Purchaser to terminate this Agreement or constitute a breach or default by Seller hereunder.
     9.9  Knowledge Defined. References to the "knowledge" of
Seller shall refer only to the actual knowledge of the Designated Employee (as hereinafter defined) of Seller, and shall not be construed, by imputation or otherwise, to refer to any property manager, or to any other officer, agent, manager, representative or employee of Seller or any affiliate thereof or to impose upon such Designated Employees any duty to investigate the matter to which such actual knowledge, or the absence thereof, pertains. As used herein, the term "Designated Employee" shall refer to Leilani Jones, Vice President, Property Management, and any other current employees of Seller with operational or supervisory responsibilities for the Property.
     9.10 Survival of Seller's Representations and Warranties.
The representations and warranties of Seller set forth in this
Section 9 above as updated by the certificate of Seller to be delivered to Purchaser at Closing in accordance with Section 12.2(g) hereof, shall survive Closing for a period of one hundred eighty
(180) days. No claim for a breach of any representation or warranty of Seller shall be actionable or payable (a) if the breach in question results from or is based on a condition, state of facts or other matter which was known to, or should have been known by, Purchaser prior to Closing, (b) unless the valid claims for all such breaches collectively aggregate more than Twenty Five Thousand Dollars ($25,000.00), in which event the full amount of such claims shall be actionable, and (c) unless written notice containing a description of the specific nature of such breach shall have been given by Purchaser to Seller prior to the expiration of said 180-day period and an action shall have been commenced by Purchaser against Seller within thirty (30) days after the termination of the survival period provided for above in this Section 9.10. Purchaser agrees to first seek recovery under any insurance policies, Service Contracts and Lease prior to seeking recovery from Seller, and Seller shall not be liable to Purchaser if Purchaser's claim is satisfied from such insurance policies, Service Contracts or Lease. As used herein, the term "Cap" shall mean the total aggregate amount of Two Hundred Thousand Dollars ($200,000.00). In no event shall Seller's aggregate liability to Purchaser for breach of any representation or warranty of Seller in this Agreement or the certificate to be delivered by Seller at Closing pursuant to Section 12.2.g hereof exceed the amount of the Cap.
Purchaser represents and warrants to Seller the following (all of which shall survive the Closing or any termination of this Agreement):
     9.11 Status. Purchaser is a corporation duly organized and validly existing under the laws of the State of Illinois, and is qualified and in good standing under the laws of the state in which the Property is situated.
     9.12 Authority. The execution and delivery of this Agreement and the performance of Purchaser's obligations hereunder have been or will be duly authorized by all necessary action on the part of Purchaser and this Agreement constitutes the legal, valid and binding obligation of Purchaser, subject to equitable principles and principles governing creditors' rights generally.
     9.13 Non-Contravention. The execution and delivery of this Agreement by Purchaser and the consummation by Purchaser of the transactions contemplated hereby will not violate any judgment, order, injunction, decree, regulation or ruling of any court or Authority or conflict with, result in a breach of, or constitute a default under the organic documents of Purchaser, any note or other evidence of indebtedness, any mortgage, deed of trust or indenture, or any lease or other material agreement or instrument to which Purchaser is a party or by which it is bound.
     9.14 Consents. Each and every consent, waiver, approval or authorization required from any person or entity (i) as a condition to the binding and effective execution and delivery of this Agreement by Purchaser, and the performance by Purchaser of its pre-Closing obligations hereunder, has been obtained as of the Effective Date of this Agreement, and (ii) as a condition to Purchaser's satisfaction of its Closing obligations under this Agreement, will be obtained before expiration of the Inspection Period.
     Section 10.    Lease and Guaranties.
10.1 Preservation of Lease and Guaranties and Other
Agreements. Except as set forth above, so long as Purchaser shall not have terminated this Agreement, Seller shall not enter into, execute, or otherwise commit to the execution of any Lease or any other agreement with respect to the occupancy or sale of the Improvements or the Land from and after the end of the Inspection Period without Purchaser's consent, which shall not be unreasonably withheld. Seller shall, from and after the Effective Date of this Agreement to the Closing Date, substantially perform and discharge all of the material duties and obligations and shall otherwise substantially comply with every material covenant and agreement of the "landlord" or "lessor" under the Lease, and of the "borrower" under any loan documents with respect to the Property.
10.2 Estoppel Certificates. At or prior to Closing, Seller shall use commercially reasonable efforts to obtain and deliver to Purchaser a Tenant Estoppel Certificate from Tenant which Certificate shall be in form and substance consistent with the provisions of the applicable to the obligation to provide any Estoppel Certificate to Seller, if any. To the extent any Lease specifically prescribes the matters to which the Tenant is obligated to certify under a Tenant Estoppel Certificate or otherwise expressly limits the matters to which Tenant shall be obligated to state or certify in such Certificate, the delivery by Seller to Purchaser of a Tenant Estoppel Certificate containing such certifications or statements as Tenant shall be obligated to provide under the Lease shall fully and completely satisfy the obligation of Seller to provide a Tenant Estoppel Certificate as required by this Agreement as to the substance thereof. To the extent that the Lease does not prescribe the matters to which Tenant shall certify, either by reference to a form Tenant Estoppel Certificate or otherwise, Seller shall attempt to obtain and deliver to Purchaser a Tenant Estoppel Certificate in substantially the form attached hereto in Exhibit C. Such Certificate shall be dated within thirty
(30) days of the date of Closing.
     Section 11.    Additional Covenants.
From and after the Effective Date of this Agreement, through the time of Closing or earlier termination of this Agreement by Purchaser pursuant to Section 6.4, Seller shall (i) cause the Property to be maintained in accordance with the standards of maintenance currently being applied with respect to the Property;
(ii) [Intentionally Omitted]; (iii) use commercially reasonable efforts to comply in every material respect with the requirements of all laws, orders, ordinances, rules, and regulations of any governmental authority, or agency having jurisdiction over the Property; and (iv) except as set forth in Section 5, not enter into any new conveyance, security document, easement, or other agreement that would affect the Property subsequent to Closing without Purchaser's prior written consent which may not be unreasonably withheld.
     Section 12     Closing.
12.1 Time and Place. The closing and consummation of the transactions contemplated herein (the "Closing") shall be held at such time and date as Purchaser shall designate to Seller in writing, provided, however, the Closing shall be no later than fifteen (15) days following the expiration of the Inspection Period (or the next business day if such day is Saturday, Sunday or a holiday observed by the United States Government, or the State Government of the State in which the Land is situated) and no earlier than five (5) days after written notice from Purchaser establishing such date and time of Closing (the "Closing Date").
The Closing will occur in the offices of the Title Insurer or such other location mutually acceptable to Seller and Purchaser.
12.2 Seller Closing Documents. For and in consideration of, and as a condition precedent to Purchaser's delivery to Seller of the Purchase Price, Seller shall deliver at Seller's expense (all of which shall be duly executed and acknowledged where required), the following:
12.2.1         A Special Warranty Deed conveying to
Purchaser good and marketable fee simple title to the Land and Improvements, subject only to the Permitted Title Exceptions, and any required transfer tax declaration in connection therewith ("Transfer Tax Declaration").
12.2.2         A bill of sale, without warranty or
representation, in a form reasonably acceptable to Seller and Purchaser, transferring to Purchaser all of the intangible rights related to the Property.
12.2.3         An Assignment of Lease and Guaranties
(the "Assignment Agreement") in a form reasonably acceptable to Purchaser and Seller transferring to Purchaser all right, title and interest of the "landlord" or "lessor" in and to the Lease and Guaranties and providing (i) that Seller indemnifies Purchaser against and agrees to hold Purchaser harmless from and against any and all liabilities, obligations, losses, costs, and expenses associated with the performance of the "landlord" or the "lessor" for the period prior to Closing under the Lease and Guaranties, and providing (ii) that Purchaser indemnifies Seller against and agrees to hold Seller harmless from and against any and all liabilities, obligations, losses, costs and expenses associated with the performance of the "landlord" or the "lessor" under the Lease and Guaranties for the period from and after the Closing.
12.2.4         An Owner's Affidavit in form and
content reasonably satisfactory to Purchaser and the Title Insurer to eliminate any standard preprinted exceptions (except those relating to survey matters and other Permitted Title Exceptions) in any policy of title insurance purchased by Purchaser at the Closing, and a certificate in form reasonably satisfactory to Purchaser certifying that Seller is not a "foreign person" as defined in
Section 1445 of the Internal Revenue Code of 1986, as amended.
12.2.5         The Tenant Estoppel Certificate.
12.2.6         The Lease and the Guaranties.
12.2.7         All of the keys to any door or lock
on the Property in the possession of Seller, if any, and the original tenant files.
12.2.8         A notice from Seller to Tenant of the
sale of the Property to Purchaser in a form reasonably acceptable to Seller and Purchaser (the "Notice to Tenant").
12.2.9         The Certificate of Representations
signed by Seller and delivered to Purchaser at the Closing which restates and reaffirms all of the representations and warranties of Seller contained in this Agreement, subject to such disclosures as may have been made by Seller and approved by Purchaser pursuant to
Section 9 hereof, and subject to the limitations set forth in
Section 9.9. In no event shall Seller be liable to Purchaser for, or be deemed to be in default by reason of, any breach of representation or warranty which results from any change that (i) occurs between the Effective Date of this Agreement and the date of Closing and (ii) is expressly permitted under the terms of this Agreement or is beyond the reasonable control of Seller to prevent; provided, however, that the occurrence of a change that is not permitted hereunder or is beyond the reasonable control of Seller to prevent shall, if materially adverse to Purchaser, constitute the non-fulfillment of the conditions set forth in Section 13.1 below; if, despite changes or other matters described in such Certificate, the Closing occurs, Seller's representations or warranties set forth in this Agreement, shall be deemed to have been modified by all statements made in such certificate.
12.2.10   Such documents and certificates as
Purchaser or the Title Insurer may reasonably require to establish the authority of the parties executing any documents on behalf of Seller in connection with this transaction.
12.2.11   A settlement statement which shall set
forth the Purchase Price and any adjustments thereto and the various costs, credits prorations, escrows and other financial aspects of the transaction contemplated herein or otherwise agreed upon by the parties in connection with this transaction (the "Settlement Statement").
12.2.12   To the extent required by law, (a)
residency affidavits necessary to establish that no withholding from the Purchase Price is required or to establish the appropriate amount of withholding, and (b) a broker lien waiver from Seller's broker.
12.3 Delivery of Purchase Price and Purchaser's Closing
Documents.
12.3.1 Subject to the other terms hereof, Purchaser shall pay to Seller the full amount of the Purchase Price, as increased or decreased by prorations and adjustments as herein provided, in immediately available wire transferred funds pursuant to Sections 3 and 4 above, it being agreed that at Closing the Earnest Money shall be delivered to Seller and applied towards payment of the Purchase Price. In the event the closing of the transaction and the disbursal of Seller's sales proceeds shall not have been received by Seller, which receipt shall be confirmed by a Federal wire transfer reference number, on the Closing Date, then Seller may, at Seller's discretion, adjourn the consummation of the Closing to the next ensuing day and cause the Settlement Statement and prorations thereon to be updated through the next ensuing day accordingly and require Purchaser, and Purchaser agrees, to remit additional proceeds to Seller pursuant to such updated Settlement Statement prorations.
12.3.2 In addition to the Purchase Price, Purchaser, at its sole cost and expense, will deliver the following items in escrow with the Title Insurer, and will cause to be delivered to Seller at Closing all of the following:
     12.3.1    The Assignment Agreement.
     12.3.2 Evidence reasonably satisfactory to Seller that the person executing the Closing documents on behalf of Purchaser has full right, power, and authority to do so and any normal and customary documents reasonably required by the Title Insurer to be executed by Purchaser to consummate the escrow and Closing as provided for in this Agreement.
     12.3.3    The Tenant Notice Letter to Tenant, (i)
     acknowledging the sale of the Property to Purchaser, and (ii) indicating that rent should thereafter be paid to Purchaser and giving instructions therefor.
     12.3.4    The Transfer Tax Declaration.
                    12.3.5    [Intentionally Omitted].
                    12.3.6    The Settlement Statement.
     12.3.7 All other documents Purchaser is required to deliver pursuant to the provisions of this Agreement or as may be reasonably required by the Title Company or by Seller.

12.4 Costs.
12.4.1.   Seller shall pay (a) the fees of any
counsel representing it in connection with this transaction, (b) the State of Florida documentary stamp tax and any transfer tax on the Special Warranty Deed, (c) one-half (1/2) of any escrow fee which may be charged by the Title Insurer, and (d) one-half (1/2) of the title insurance premium for Purchaser's owner's policy of title insurance.
12.4.2.   Purchaser shall pay (a) the fees of any
counsel representing Purchaser in connection with this transaction,
(b) the fees for recording the Special Warranty Deed conveying the Property to Purchaser, (d) one-half (1/2) of the title insurance premium for Purchaser's owner's policy of title insurance, (e) the cost of the Survey, and (f) one-half (1/2) of any escrow fees charged by the Escrow Agent or Title Insurer.
12.4.3.   All other costs and expenses incident to
this transaction and the closing thereof shall be paid by the party incurring same.
     Section 13.    Conditions and Default
13.1 Purchaser's Conditions. All of the following shall
be conditions to Purchaser's performance hereunder and must be satisfied, or waived by Purchaser, at or prior to the Closing:
13.1.1         Seller shall be ready, willing and
able to deliver title to the Property in accordance with the terms and conditions of this Agreement; and
13.1.2         Subject to any disclosures to which
Purchaser has not objected, the material representations and warranties of Seller set forth in Section 9 above shall be true and complete in all material respects; and
13.1.3         Seller shall have executed and
delivered the documents and instruments required of Seller under
Section 12.2 above and shall have performed all other covenants, undertakings and obligations, and complied with all conditions required by this Agreement to be performed or complied with by Seller at or prior to the Closing.
13.2 Seller's Conditions. Seller's obligation under this
Agreement to sell the Property to Purchaser is subject to the fulfillment of each of the following conditions:
               13.2.1 The representations and warranties of Purchaser contained herein shall be materially true, accurate and correct as of the Closing Date;
               13.2.2 Purchaser shall have delivered the funds required hereunder in accordance with the provisions of this Agreement and all the documents to be executed by Purchaser set forth in Section 12.3 and shall have performed all other covenants, undertakings and obligations, and complied with all conditions required by this Agreement to be performed or complied with by Purchaser at or prior to the Closing;
               13.2.3         All consents and approvals of
governmental authorities and parties to agreements to which Purchaser is a party or by which Purchaser's assets are bound that are required with respect to the consummation of the transactions contemplated by this Agreement shall have been obtained and copies thereof shall have been delivered to Seller at or prior to the Closing; and
               13.2.4 On or prior to the Closing Date, (A) Purchaser shall not have applied for or consented to the appointment of a receiver, trustee or liquidator for itself or any of its assets unless the same shall have been discharged prior to the Closing Date, and no such receiver, liquidator or trustee shall have otherwise been appointed, unless same shall have been discharged prior to the Closing Date, or (B) Purchaser shall not have admitted in writing an inability to pay its debts as they mature, or (C) Purchaser shall not have made a general assignment for the benefit of creditors, or (D) Purchaser shall not have been adjudicated a bankrupt or insolvent, or had a petition for reorganization granted with respect to Purchaser, or (E) Purchaser shall not have filed a voluntary petition seeking reorganization or an arrangement with creditors or taken advantage of any bankruptcy, reorganization, insolvency, readjustment or debt, dissolution or liquidation law or statute, or filed an answer admitting the material allegations of a petition filed against it in any proceedings under any such law, or had any petition filed against it in any proceeding under any of the foregoing laws unless the same shall have been dismissed, canceled or terminated prior to the Closing Date.
          13.3 Default.
13.3.1         In the event of default by Purchaser
under this Agreement, Seller's sole remedy shall be to retain the Earnest Money as liquidated damages, in which event this Agreement shall terminate, and all parties hereto shall thereupon be released of all further liability hereunder, except for any liability or indemnity pursuant to any Section hereof, that by its terms survives any termination of this Agreement. It is hereby agreed that, without resale, Seller's damages will be difficult to ascertain and that the Earnest Money constitutes a reasonable liquidation thereof and is intended not as a penalty, but as full liquidated damages. Notwithstanding the foregoing, nothing contained herein shall limit or restrict Seller's ability to pursue any rights or remedies it may have against Purchaser with respect to the Surviving Obligations.
13.3.2         If the Closing fails to occur by
reason of Seller's failure or refusal to perform its obligations hereunder, then Purchaser, as its sole remedy hereunder, may (i) terminate this Agreement by notice to Seller, in which event Purchaser will receive from the Title Insurer the Earnest Money, whereupon Seller and Purchaser will have no further rights or obligations under this Agreement, except with respect to the Surviving Obligations or (ii) seek specific performance from Seller but shall have no cause of action or claim for damages against Seller. As a condition precedent to Purchaser exercising any right it may have to bring an action for specific performance, Purchaser must commence such an action within 60 days after the date of Seller's default. Purchaser agrees that its failure to timely commence such an action for specific performance within such 60-day period shall be deemed a waiver by it of its right to commence an action for specific performance. Notwithstanding the foregoing to the contrary, Purchaser shall not exercise any of its options under this Section unless, after making written demand upon Seller, Seller fails within five (5) days to cure such default or breach. Further notwithstanding the foregoing, in the event Purchaser commences an action for specific performance against Seller, Purchaser will be entitled to receive from the Title Insurer the Earnest Money and shall be entitled to retain the same during the pendency of the specific performance action. Nothing in the foregoing sentence shall alter Purchaser's obligation to tender the entire Purchase Price to Seller in the event Purchaser obtains an order of specific performance against Seller.
     Section 14.    Condemnation or Destruction
If at any time prior to the Closing all or any material
portion of the Property is destroyed or damaged as a result of fire or any other cause whatsoever, or taken by condemnation or eminent domain or any proceeding in condemnation or eminent domain or Seller becomes aware of the threat of such taking, Seller shall promptly give written notice thereof to Purchaser. Seller shall bear all risk of loss or damage to the Property by fire, other casualty or condemnation prior to the Closing. Any insurance proceeds or condemnation award, not applied to the restoration of the Property and the Improvements prior to the Closing will be credited against the Purchase Price at the Closing. With respect to a casualty or condemnation prior to the Closing, Purchaser shall have as its sole remedy the option, exercisable within five (5) days after receipt by Purchaser of written notice from Seller of any such casualty or condemnation to either (i) accept an assignment of any insurance proceeds or condemnation awards made or to be made in connection therewith and close on the purchase of the Property, or (ii) terminate this Agreement by written notice to Seller and receive a return of the Earnest Money.
Section 15.    Assignment
          Purchaser shall have the right to assign its rights under this Agreement to any entity controlling, controlled by, or under common control with Purchaser, then Seller will consent to such assignment by on condition that (i) Purchaser provides to Seller, no later than the earlier to occur of three (3) business days prior to the effective date of such assignment or five (5) business days prior to Closing, written notice of such proposed assignment, which notice will include a fully executed original of the proposed instrument to effect such assignment pursuant to which Purchaser assigns all of its rights and obligations under this Agreement to such assignee, (ii) such assignment instrument as executed by the assignee thereunder obligates such assignee to fully perform and satisfy all of the covenants and obligations of Purchaser under this Agreement, (iii) such assignment will not relieve the assigning party from any of the covenants and obligations of Purchaser under this Agreement, and (iv) such assignment will specify the type of entity which the assignee is, as well as its state of organization, and the representations of Purchaser in this regard as contained in
Section 9 will be deemed automatically modified to reflect such entity type and state of organization with respect to the assignee, but this Agreement will in all other respects remain unmodified. Except as specifically set forth above, Purchaser shall not have the right to assign its rights or delete its duties under this Agreement to any person or entity without the prior written consent of Seller and any purported assignment in violation thereof shall be ineffective.
Section 16.    Brokerage Commission
     As long as the transaction contemplated by this Agreement closes, Seller shall pay a broker's commission to Stone Ridge Capital, LLC, which entity has represented Seller and not Purchaser in this transaction. Seller and Purchaser hereby represent each to the other that, except as set forth in the immediately preceding sentence, they have not discussed this Agreement or the subject matter thereof with any real estate broker, agent, or salesman, so as to create any legal right in any such broker, agent, or salesman to claim a real estate commission or similar fee with respect to the conveyance of the Property and the other transactions contemplated by this Agreement. Seller and Purchaser hereby indemnify each other against and agree to hold each other harmless from and against any and all claims (including, without limitation, court costs and attorneys' fees incurred in connection with any such claims) for any real estate commissions or similar fees arising out of or in any way connected with any claimed agency relationship with the indemnitor and relating to the conveyance of the Property and the other transactions contemplated by this Agreement. The provisions of this
Section 16 will survive any Closing or termination of this
Agreement.
     Section 17.    Notices
Wherever any notice or other communication is required or
permitted hereunder, such notice or other communication shall be in writing and shall be delivered by overnight courier, by hand delivery, by facsimile transmission (with confirmation sheet), or sent by U.S. registered or certified mail, return receipt requested, postage prepaid, to the addresses set out below or at such other addresses as are specified by written notice delivered in accordance herewith. The effective date of any notice shall be the date of actual receipt in the case of a notice which is hand delivered or sent by overnight courier service, the date of transmission in the case of a notice which is sent by facsimile (with confirmation sheet) or the date of receipt or rejection as evidenced by the return receipt if sent by registered or certified mail:
           SELLER:            JDN Realty Corporation
                              359 East Paces Ferry Road
                              Suite 400
                              Atlanta, Georgia  30305
                              Attn:  Andrew E. Rothfeder
                              Fax:  404.264.1118

           With a copy to:    Withrow, McQuade & Olsen, LLP
                              3379 Peachtree Road, N.E.
                              Suite 970
                              Atlanta, Georgia  30326
                              Attn:  Robert E. Stanley, Esq.
                              Fax: 404.814.0009

           PURCHASER:         Brauvin, Inc.
                              30 N. LaSalle Street
                              Suite 3100
                              Chicago, Illinois  60602
                              Attn:  Barry D. Bain
                              Fax:  312.759.7800

           With a copy to:    Patzik, Frank & Samotny, Ltd.
                              150 S. Wacker Drive
                              Suite 900
                              Chicago, Illinois  60606
                              Attn:  Allan Yusim, Esq.
                              Fax: 312.551.1101
     Section 18.    Miscellaneous
     18.1 Rules of Construction. This Agreement shall be construed and interpreted under the laws of the State of Florida. The titles of sections and subsections herein have been inserted as a matter of convenience of reference only and shall not control or affect the meaning or construction of any of the terms or provisions herein. All references herein to the singular shall include the plural, and vice versa. This Agreement shall be given a fair and reasonable construction in accordance with the intentions of the parties hereto, and without regard to or aid of canons requiring construction against Seller or the party drafting this Agreement.
In the event the date on which Purchaser or Seller is required to take any action under the terms of this Agreement is not a Business Day, the action will be taken on the next succeeding Business Day. As used herein, "Business Day" means any day other than a Saturday, Sunday or a day on which national banking associations are authorized or required to close.
18.2 Enforcement. In the event any claim is asserted by or against any of the parties hereto with respect to this Agreement or the subject matter hereof, the party or parties prevailing in any litigation resulting from such claim shall be entitled to receive attorneys' fees incurred by such prevailing party or parties in such litigation from the party or parties who fail so to prevail.
18.3 No Waiver. Neither the failure of either party to exercise any power given such party hereunder or to insist upon strict compliance by the other party with its obligations hereunder, nor any custom or practice of the parties at variance with the terms hereof shall constitute a waiver of either party's right to demand exact compliance with the terms hereof.
18.4 Entire Agreement. This Agreement contains the entire agreement of the parties hereto with respect to the subject matter hereof, and no representations, inducements, promises, or agreements, oral or otherwise, between the parties not embodied herein or incorporated herein by reference shall be of any force or effect.
18.5 Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective personal representatives, successors and assigns, subject always in the case of Purchaser to the provisions of Section 15.
18.6 Amendments. No amendment to this Agreement shall be binding on any of the parties hereto unless such amendment is in writing and is executed by the party against whom enforcement of such amendment is sought.
18.7 Time of Essence. Time is of the essence of this Agreement.
18.8 Possession. Possession of the Property shall be granted no later than the date of closing, subject to the Permitted Title Exceptions.
18.9 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, and all such counterparts together shall constitute one and the same instrument.
     18.10 No Reliance on Documents. Except as expressly stated herein and except with respect to documents JDN has created or acknowledged in writing to be accurate concerning the Property and which have been delivered to Purchaser, Seller makes no representation or warranty as to the truth, accuracy or completeness of any materials, data or information delivered by Seller to Purchaser in connection with the transaction contemplated hereby except with respect to materials, data or information which are created by Seller. Except as otherwise provided in the preceding sentence, Purchaser acknowledges and agrees that all materials, data and information delivered by Seller to Purchaser in connection with the transaction contemplated hereby are provided to Purchaser as a convenience only and that any reliance on or use of such materials, data or information by Purchaser shall be at the sole risk of Purchaser, except as otherwise expressly stated herein. Without limiting the generality of the foregoing provisions, Purchaser acknowledges and agrees that (a) any environmental or other report with respect to the Property which is delivered by Seller to Purchaser shall be for general informational purposes only, (b) Purchaser shall not have any right to rely on any such report delivered by Seller to Purchaser, but rather will rely on its own inspections and investigations of the Property and any reports commissioned by Purchaser with respect thereto, and (c) neither Seller, any affiliate of Seller nor the person or entity which prepared any such report delivered by Seller to Purchaser shall have any liability to Purchaser for any inaccuracy in or omission from any such report.
18.11 Confidentiality. Purchaser agrees that the terms and conditions of this Agreement and all other matters related thereto are confidential and that Purchaser shall not, without the prior written consent of Seller, disclose the terms and conditions of this Agreement or the content of the Due Diligence Documents to any parties except (a) parties owning an interest in the Property and whose interest will be affected by the transfer of the Property to Purchaser, (b) Purchaser's lawyers, accountants, and other professionals engaged by Purchaser to assist in the transfer of the Property, and (c) disclosure as required by applicable law. In the event of any such communication permitted by the preceding sentence, Purchaser agrees to obligate the parties to such communication to be bound by the same confidentiality requirements set forth herein.
18.12 Tax Free Exchange. Each party hereby agrees to take any and all actions at Closing as are reasonably necessary to help the other to effectuate a like-kind exchange of the Property pursuant to Section 1031 of the Code, including, but not limited to
(i) entering into a like-kind exchange trust agreement authorized by a "qualified intermediary" acceptable to Purchaser and Seller to effectuate a like-kind exchange of the Property, which agreement shall be in the form and substance sufficient to allow such party's exchange of the Property to qualify as a tax-free exchange under
Section 1031 of the Code, and (ii) paying to the qualified intermediary the cash at Closing for the Property in accordance with the instructions of the intermediary; provided, however, that in no event shall the non-requesting party be required to take title to any other real property or to incur any additional expenses or liability in order to effectuate the like-kind exchange. The requesting party, whether Seller or Purchaser, agrees to indemnify, defend and hold the other party harmless from and against any and all costs, expenses, claims and other liabilities of any kind arising with regard to the effectuation of a tax free exchange as described herein. Notwithstanding anything to the contrary provided herein, the non-requesting party makes no representations or warranties as to the tax treatment for the transaction contemplated hereby or the ability of the transaction contemplated to qualify for like-kind exchange treatment pursuant to Section 1031 of the Code. In the event both parties desire to effectuate a like-kind exchange as described herein, each party shall pay any and all costs associated with their respective transactions.
18.13 Return of Earnest Money. Notwithstanding anything to the contrary contained herein, if Purchaser terminates this Agreement pursuant to any of the provisions hereof, and if at the time of such termination (a) [Intentionally Omitted], or (b) Purchaser has not repaired any damages to the Property resulting from Purchaser's and Purchaser's representative's investigations or otherwise has not complied with the provisions of Section 6.1, or
(c) Seller has received a claim for damages from a third party based on alleged breach by Purchaser of the confidentiality requirements contained in Section 18.11, then the Earnest Money shall not be released to Purchaser until Purchaser has compensated Seller for all of Seller's losses and/or damages relating to the matters described in (a), (b) and (c) above.
18.14 Radon Gas. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida.
Additional information regarding radon and radon testing may be obtained from your county public health unit.
IN WITNESS WHEREOF, each of the parties hereto has caused its duly authorized officer or agent to sign and seal this Agreement, effective as of the day and year first above written.
                              SELLER:
                              JDN REALTY CORPORATION, a Maryland
                              corporation

                              By:  /s/ Andrew E. Rothfeder
                              Name:    Andrew E. Rothfeder
                              Title:      Executive Vice President
                              Date of Execution:  5/8/02
                              PURCHASER:

                              BRAUVIN, INC., an Illinois
                              corporation

                              By:  /s/  Barry Bain
                              Name:     Barry Bain
                              Title:       Vice President
                              Date of Execution:  5/2/02
            [SIGNATURES CONTINUED ON FOLLOWING PAGE]

            [SIGNATURES CONTINUED FROM PREVIOUS PAGE]
                              Escrow Agent has executed this
                              Agreement for the sole purpose of
                              acknowledging and agreeing to the
                              terms of Section 3.
                              FIRST AMERICAN TITLE INSURANCE
                              COMPANY

                              By:        /s/ Ronald K. Szopa
                              Name:          Ronald K. Szopa
                              Title:             National Counsel
                              Date of Execution:   5/9/02


                           Exhibit 21

Subsidiaries of Small Business Issuer


                                   State of          Names under which
Subsidiary                    Incorporation   Subsidiary does business

Germantown                         Illinois          Montgomery County
Associates, Inc.                                      Associates, Inc.