Form 10QSB
period 2003-03-31
BRAUVIN NET LEASE V INC
filed 2003-05-16
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

   For the quarterly period ended March 31, 2003
[ ]     Transition Report Under Section 13 or 15(d) of the Securities
   Exchange Act of 1934.

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

As of May 15, 2003, the registrant had 1,286,163 shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                                   Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at March 31, 2003 . . . . . . . . 4

        Consolidated Statements of Operations for the
        three months ended March 31, 2003 and 2002 . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 2003 and 2002 . . . . . . . . . 6

        Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  19

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . .  21

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .23

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .23

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .23

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .23

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24


                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 2003, Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, and Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2002 Annual Report on Form 10-KSB.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                                March 31,
                                                  2003
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,756,193
  Buildings                                     6,118,901
                                                9,875,094
  Less accumulated depreciation                  (969,313)
Net investment in real estate                   8,905,781

Cash and cash equivalents                       1,584,340
Intangibles assets, net                           238,781
Tenant receivables                                 11,243
Deferred rent receivable                          232,735
Prepaid expenses                                    2,652

Total Assets                                  $10,975,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    44,619
Rents received in advance                          18,367
Security deposits                                   9,794
Due to affiliates                                     940
Total Liabilities                                  73,720
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 shares issued
  and outstanding                                  12,862
Additional paid-in capital                     11,526,203
Accumulated deficit                              (637,253)
Total Stockholders' Equity                     10,901,812
Total Liabilities and Stockholders'
  Equity                                      $10,975,532

         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31,
                          (Unaudited)

                                            2003         2002

INCOME
Rental                                     $301,514    $339,756
Other charges to tenants                         --      17,940
Interest and other                            3,610         144

  Total income                              305,124     357,840


EXPENSES
Directors fees                                3,000       3,000
Advisory fees                                36,249      36,249
Management fees                               2,990       3,723
General and administrative                   19,730      22,411
Real estate taxes                                --      17,940
Depreciation and amortization                44,026      48,441

  Total expenses                            105,995     131,764

Net income                                 $199,129    $226,076

Net income per share
  (based on average shares
  outstanding of 1,286,163                 $   0.15    $   0.18








         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31,
                          (Unaudited)

                                                     2003        2002
Cash Flows From Operating Activities:
Net income                                       $  199,129   $ 226,076
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Depreciation and amortization                        44,026      48,441
Amortization of acquired above
  market lease                                        5,688          --
Changes in:
  Tenant receivables                                 10,247       3,781
  Deferred rent receivable                           (7,793)     (5,956)
  Prepaid expenses                                    3,352       2,170
  Accounts payable and
      accrued expenses                               14,799       9,881
  Security deposits                                   9,794          --
  Rents received in advance                         (29,175)     14,852
  Due to affiliates                                    (227)     (5,929)

Net cash provided by operating
  activities                                        249,840     293,316

Cash Flows From Financing Activities:
Dividends                                          (225,000)   (267,452)
Net cash used in
  financing activities                             (225,000)   (267,452)

Net increase in cash
  and cash equivalents                               24,840      25,864
Cash and cash equivalents at
  beginning of period                             1,559,500     298,835
Cash and cash equivalents at
  end of period                                  $1,584,340   $ 324,699









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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 2003, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.


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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2003. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 2003.

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

   The fair value estimates presented herein are based on information available to management as of March 31, 2003, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; accounts payable and accrued expense; rents received in advance; and due to affiliates.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Fund effective January 1, 2001. The Fund has no derivatives in 2003 and 2002.

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

   Implementation of SFAS 141 and 142 to the Company's acquisition during year 2002 resulted in the recognition of additional intangible assets (acquired in place lease origination costs aggregating $125,000 and an above market lease in the amount of $141,000). The intangible assets are being amortized over the remaining term of the acquired lease (7.3 years). For the three months ended March 31, 2003, amortization expense includes $5,043 of origination costs and rental revenue has been charged with $5,688 of amortization of the above market lease value.

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

   In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. In 2002, the independent directors again reviewed the Advisory Agreement, and the advisory fee was renewed for a one year period at an annual amount of $145,000. The independent directors reviewed the terms of the agreement in May of 2003, and renewed it on the same terms for one year.

   In November 2002, the independent directors approved a one-time payment of $76,000 payable to the Advisor as an advisory fee in connection with the acquisition of Golden Corral.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March 31, 2003 and 2002 were as follows:

                                         2003            2002
Advisory fees                          $36,249         $36,249
Reimbursable office expenses             2,700              --
Management fees                          2,990           3,723
                                      $ 41,939        $ 39,972

  As of March 31, 2003 the Fund made all payments to affiliates except for $940 for management fees.


(3)  DIVIDENDS

  Below is a table summarizing the dividends declared since January
1, 2001:
                                           Annualized
Declaration      Record       Payment       Dividend
  Date           Dates           Date(a)      Rate       Amount

 2/15/01    10/1/00-12/31/00    2/15/01       8.00%     $262,106
 5/10/01      1/1/01-3/31/01    5/15/01       8.00%      256,556
 8/09/01      4/1/01-6/30/01    8/15/01       8.00%      256,528
11/15/01      7/1/01-9/30/01   11/15/01       9.98%      323,745
 1/24/02    10/1/01-12/31/01    2/15/02       8.25%      267,452
 5/08/02      1/1/02-3/31/02    5/15/02       8.25%      261,639
 8/08/02      4/1/02-6/30/02    8/15/02      23.17%      745,000
11/12/02      7/1/02-9/30/02   11/15/02       5.44%      175,000
 1/23/03     10/1/02-3/31/02    1/30/03       6.94%      225,000
  5/8/03      1/1/03-3/31/03    5/15/03       8.00%      253,709

(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03 for a total payment of $225,000.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At March 31, 2003 there were approximately 68,797 shares purchased through the Reinvestment Plan.

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

Liquidity and Capital Resources

    As of March 31, 2003, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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


Results of Operations - 2003 Compared to 2002

   The Fund generated net income of $199,000 for the three months ended March 31, 2003 as compared to net income of $226,000 for the three months ended March 31, 2002.

   Total income for the three months ended March 31, 2003 was $305,000 as compared to $358,000 for the same three month period in 2002, a decrease of $53,000. The $53,000 decrease was due to a decrease in rental income of $38,000, a decrease in other charges to tenants of $18,000 related to real estate taxes offset by an increase in interest and other income of $3,000. The charge to tenants for real estate tax was not billed in the first quarter of 2003, however real estate tax was billed to the tenants in the first quarter of 2002.

   For the three months ended March 31, 2003, total expenses were $106,000 as compared to $132,000 for the same three month period in 2002, an decrease of $26,000. The decrease is primarily due to a decrease in real estate tax expense of $18,000 corresponding to the decrease in other charges to tenants of $18,000.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

   Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Funds disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Funds current disclosure controls and procedures are effective and timely, providing all material information relating to the Fund required to be disclosed in reports filed or submitted under the Exchange Act.


Changes in Internal Controls

   There have not been any significant changes in the Funds internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


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

               None.

   ITEM 5.     Other Information

               None.

   ITEM 6.     Exhibits and Reports On Form 8-K.

               Exhibit 99. Certification of Officers


                       SIGNATURES

Pursuant to the the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                     Executive Vice President and Secretary


               DATE: May 15, 2003


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: May 15, 2003