Form 10QSB/A
period 2003-06-30
BRAUVIN NET LEASE V INC
filed 2003-08-20
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

   For the quarterly period ended June 30, 2003

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

As of August 15, 2003, the registrant had 1,286,163 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .


                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                                    Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at June 30, 2003. . . . . . . . . 4

        Consolidated Statements of Operations for the
        six months ended June 30, 2003 and 2002. . . . . . . . . . . 5

        Consolidated Statements of Operations for the
        three months ended June 30, 2003 and 2002. . . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 2003 and 2002. . . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  21

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . .  25

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .26

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .26

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .26

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .26

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27


                   BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 2003, Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002, Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 and Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2002 Annual Report on Form 10-KSB.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                               June 30,
                                                  2003
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,965,746
  Buildings                                     6,790,916
                                               10,756,662
  Less accumulated depreciation                (1,008,997)
Net investment in real estate                   9,747,665

Cash and cash equivalents                         590,101
Intangibles assets, net                           306,019
Tenant receivables                                    430
Deferred rent receivable                          239,680
Prepaid expenses                                    2,280

Total Assets                                  $10,886,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    25,123
Rents received in advance                          48,419
Security deposits                                   9,794
Due to affiliates                                   1,137
Total Liabilities                                  84,473
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 shares issued
  and outstanding                                  12,862
Additional paid-in capital                     11,526,203
Accumulated deficit                              (737,363)
Total Stockholders' Equity                     10,801,702
Total Liabilities and Stockholders'
  Equity                                      $10,886,175

         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                             2003         2002

INCOME
Rental                                     $605,365  $  426,205
Lease termination fee                            --     200,000
Other charges to tenants                         --      23,755
Interest and other                            6,022       6,853

  Total income                              611,387     656,813


EXPENSES
Directors fees                                6,000       6,000
Advisory fees                               105,438      72,498
Management fees                               6,432       7,108
General and administrative                   53,296      62,934
Real estate taxes                                --      24,383
Depreciation and amortization                87,494      86,945

  Total expenses                            258,660     259,868

Net income before property sale             352,727     396,945
Gain on sale of property                         --     628,113

Net income                                 $352,727  $1,025,058

Net income per share
  (based on average shares
  outstanding of 1,286,163)                $   0.27  $     0.80








         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)

                                              2003        2002

INCOME
Rental                                     $303,851    $ 86,449
Lease termination fee                            --     200,000
Other charges to tenants                         --       5,815
Interest and other                            2,412       6,709

  Total income                              306,263     298,973


EXPENSES
Directors fees                                3,000       3,000
Advisory fees                                69,189      36,249
Management fees                               3,442       3,385
General and administrative                   33,566      40,523
Real estate taxes                                --       6,443
Depreciation and amortization                43,468      38,504

  Total expenses                            152,665     128,104

Net income before property sale             153,598     170,869
Gain on sale of property                         --     628,113

Net income                                 $153,598    $798,982

Net income per share
  (based on average shares
  outstanding of 1,286,163)                $   0.12   $   0.62









        See notes to consolidated financial statements.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30,
                          (Unaudited)

                                                     2003        2002
Cash Flows From Operating Activities:
Net income                                        $ 352,727  $1,025,058
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Depreciation and amortization                        87,494      86,945
Gain on sale of property                                 --    (628,113)
Amortization of acquired above
  market lease                                        9,666          --
Changes in:
  Tenant receivables                                 21,060      15,415
  Deferred rent receivable                          (14,738)    198,308
  Prepaid expenses                                    3,724       4,340
  Accounts payable and
      accrued expenses                               (4,697)     15,328
  Security deposits                                   9,794          --
  Rents received in advance                             877      (2,069)
  Due to affiliates                                     (30)     (2,743)

Net cash provided by operating
  activities                                        465,877     712,469
Cash Flows From Investing Activities:
Proceeds from the sale of property                       --   3,850,038
Deposits on acquisition                                  --     (50,011)
Purchase of property                               (956,568)         --
Net cash (used in)provided from
 investing activities                              (956,568)  3,800,027
Cash Flows From Financing Activities:
Dividends                                          (478,708)   (529,091)
Net cash used in
  financing activities                             (478,708)   (529,091)
Net (decrease)increase in cash
  and cash equivalents                             (969,399)  3,983,405
Cash and cash equivalents at
  beginning of period                             1,559,500     298,835
Cash and cash equivalents at
  end of period                                   $ 590,101  $4,282,240






         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

    Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, A Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three Dollar General stores during the quarter ended June 30, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended December 31, 2002.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 2003, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2003. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended June 30, 2003.

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

   The fair value estimates presented herein are based on information available to management as of June 30, 2003, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; tenant receivable; accounts payable and accrued expense; rents received in advance; security deposits; and due to affiliates.

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

   Recent Accounting Pronouncements

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

   Implementation of SFAS 141 and 142 resulted in the recognition of additional intangible assets (acquired in place lease origination costs aggregating $125,000 at December 31, 2002 with an additional $75,000 recognized in the second quarter of 2003 and an above market lease in the amount of $141,000 (unchanged from December 31, 2002)). The intangible assets are being amortized over the remaining term of the acquired leases. For the six months ended June 30, 2003, amortization expense includes $8,825 of origination costs and rental revenue has been charged with $9,667 of amortization of the above market lease value.

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

   The adoption of SFAS 143, 144, 145 and FIN 45 and 46 has not had a significant impact on the Fund's financial statements.

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

   In November 2002, the independent directors approved a one-time payment of $76,000 payable to the Advisor as an advisory fee in connection with the acquisition of Golden Corral. In June 2003, the independent directors approved a one-time payment of $32,900 payable to the Advisor as an advisory fee in connection with the acquisition of Dollar General.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 2003 and 2002 were as follows:

                                       2003            2002
Advisory fees                         $105,438       $72,498
Reimbursable office expenses             6,750            --
Management fees                          6,432         7,108
                                      $118,620      $ 79,606

  As of June 30, 2003 the Fund made all payments to affiliates except for $1,137 for management fees.


(3)  DIVIDENDS

  Below is a table summarizing the dividends declared since January
1, 2001:
                                                Annualized
      Declaration      Record       Payment      Dividend
        Date           Dates          Date        Rate       Amount

       2/15/01    10/1/00-12/31/00    2/15/01       8.00%   $262,106
       5/10/01      1/1/01-3/31/01    5/15/01       8.00%    256,556
       8/09/01      4/1/01-6/30/01    8/15/01       8.00%    256,528
      11/15/01      7/1/01-9/30/01   11/15/01       9.98%    323,745
       1/24/02    10/1/01-12/31/01    2/15/02       8.25%    267,452
       5/08/02      1/1/02-3/31/02    5/15/02       8.25%    261,639
       8/08/02      4/1/02-6/30/02    8/15/02      23.17%    745,000
      11/12/02      7/1/02-9/30/02   11/15/02       5.44%    175,000
       1/23/03    10/1/02-12/31/02    1/30/03(a)    6.94%    225,000
        5/8/03      1/1/03-3/31/03    5/15/03       8.00%    253,708
        8/7/03      4/1/03-6/30/03    8/15/03       7.46%    245,000

(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03 for a total payment of $225,000.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At June 30, 2003 there were approximately 68,797 shares purchased through the Reinvestment Plan.

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

(4)   CHILI'S PROPERTY EXCHANGE

   In 2001, Brinker expressed a desire to close the facility located in Birmingham, Alabama and exchange this property for a better performing property that Brinker owned in Tucker, Georgia. The Fund and Brinker agreed to this exchange and in the second quarter of 2002, the like kind property exchange was completed. As a result of this exchange the base rent remains the same, but the percentage rent breakpoint was reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint was reduced from 6% to 4.75%. The Fund's expenses related to this transaction were primarily related to legal and title fees. These expenses were recorded as general and administrative expenses.

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

   On June 18, 2003, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased three Dollar General stores located in Lake Charles, Houma and Chauvin, Louisiana for approximately $940,000 plus closing costs.

   The Lake Charles property has been leased to Dolgencorp, Inc. which operates a Dollar General store, under a triple net lease, for a remaining term ending January 31, 2013. The lease requires Dolgencorp, Inc. to pay base rent each month in the amount of $3,000.

   The Houma property has been leased to Dolgencorp, Inc. which operates a Dollar General store, under a triple net lease, for a remaining term ending February 28, 2013. The lease requires Dolgencorp, Inc. to pay base rent each month in the amount of $3,000.

   The Chauvin property has been leased to Dolgencorp, Inc. which operates a Dollar General store, under a triple net lease, for a remaining term ending January 31, 2013. The lease requires Dolgencorp, Inc. to pay base rent each month in the amount of $2,850.




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

Liquidity and Capital Resources

    As of June 30, 2003, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

   The Fund has replaced the sold properties in accordance with the acquisition guidelines of the Fund.

Property Purchases

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

   On June 18, 2003, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased three Dollar General stores located in Lake Charles, Houma and Chauvin, Louisiana for approximately $940,000 plus closing costs.

   The Lake Charles property has been leased to Dolgencorp, Inc. which operates a Dollar General store, under a triple net lease, for a remaining term ending January 31, 2013. The lease requires Dolgencorp, Inc. to pay base rent each month in the amount of $3,000.

   The Houma property has been leased to Dolgencorp, Inc. which operates a Dollar General store, under a triple net lease, for a remaining term ending February 28, 2013. The lease requires Dolgencorp, Inc. to pay base rent each month in the amount of $3,000.

   The Chauvin property has been leased to Dolgencorp, Inc. which operates a Dollar General store, under a triple net lease, for a remaining term ending January 31, 2013. The lease requires Dolgencorp, Inc. to pay base rent each month in the amount of $2,850.


Chili's Property Exchange

   In 2001, Brinker expressed a desire to close the facility located in Birmingham, Alabama and exchange this property for a better performing property that Brinker owned in Tucker, Georgia. In the second quarter of 2002, the Fund agreed to this exchange. As a result of this exchange the base rent remains the same, but the percentage rent breakpoint was reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint was reduced from 6% to 4.75%. The former property did not generate any percentage rent. However, the Fund anticipates that the exchanged property will generate percentage rents.


Results of Operations - 6 months - 2003 Compared to 2002

   The Fund generated net income of $353,000 for the six months ended June 30, 2003 as compared to net income of $1,025,000 for the six months ended June 30, 2002.

   Total income for the six months ended June 30, 2003 was $611,000 as compared to $657,000 for the same six month period in 2002, a decrease of $46,000. The $46,000 decrease was due to a increase in rental income of $179,000, offset by a decrease in other charges to tenants of $24,000 related to real estate taxes and a decrease in lease termination fees of $200,000. In 2002, rental income was affected by the reversal of deferred rental income as a result of the two property sales. The charge to tenants for real estate tax was not billed in the first six months of 2003, however real estate tax was billed to the tenants in the first six month period of 2002.

   For the six months ended June 30, 2003, total expenses were $259,000 as compared to $260,000 for the same six month period in 2002, a decrease of $1,000. The decrease is the result of an increase in advisory fees of $33,000 offset by a decrease in general and administrative expense of $10,000 and a decrease in real estate tax expense of $24,000 corresponding to the decrease in other charges to tenants of $24,000.

Results of Operations - 3 months - 2003 Compared to 2002

   The Fund generated net income of $154,000 for the three months ended June 30, 2003 as compared to net income of $799,000 for the three months ended June 30, 2002.

   Total income for the three months ended June 30, 2003 was $306,000 as compared to $299,000 for the same three month period in 2002, an increase of $7,000. The $7,000 increase was primarily due to an increase in rental income of $217,000 offset by a decrease in lease termination fees of $200,000. In 2002, rental income was affected by the reversal of deferred rental income as a result of the two property sales. Other charges to tenants decreased $6,000 and interest and other income decreased $4,000.

   For the three months ended June 30, 2003, total expenses were $153,000 as compared to $128,000 for the same three month period in 2002, an increase of $25,000. The increase is primarily due to an increase in advisory fees of $33,000 offset by a decrease in real estate tax expense of $6,000 corresponding to the decrease in other charges to tenants of $6,000 and a $7,000 decrease in general and administrative expense. Depreciation expense increased $5,000.


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

                   None.

   ITEM 3.         Defaults Upon Senior Securities.

                   None.

   ITEM 4.         Submission of Matters to a Vote of Security
                   Holders.

 An annual meeting of stockholders was held on June
5, 2003. The following is a list of directors whose term of office was retained:
                              Jerome J. Brault
                              James L. Brault
                              Michael K. Huff
                              Gregory S. Kobus
                              Kenneth S. Nelson

 The selection of Alschuler, Melvoin and Glasser LLP as independent accountants for the fund year ended December 31, 2003 was submitted for vote. There were 746,275.0951 shares voted "FOR" the ratification and 5,266.8685 shares voted "Against", and 16,713.9830 shares abstained. Based on the number of shares voted "FOR", Alschuler, Melvoin and Glasser LLP was retained as independent accountants.

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


                     BRAUVIN NET LEASE V, INC.


               BY:   /s/ James L. Brault
                     James L. Brault
                      Executive Vice President and Secretary


               DATE: August 19, 2003


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: August 19, 2003




           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                   BRAUVIN NET LEASE V, INC.


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BRAUVIN NET LEASE V, INC;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the small business issue and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.




                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chief Executive Officer

                    DATE: August 19, 2003








           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                   BRAUVIN NET LEASE V, INC.

I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Net Lease V, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the small business issue and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


                    BY:  BRAUVIN NET LEASE V, INC.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE: August 19, 2003









                         Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of BRAUVIN NET LEASE V, INC.




                         BY:    /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chief Executive Officer

                         DATE:  August 19, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer

                         DATE:  August 19, 2003