Form 10QSB
period 2003-09-30
BRAUVIN NET LEASE V INC
filed 2003-11-14
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.

   For the quarterly period ended September 30, 2003

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

As of November 15, 2003, the registrant had 1,286,163 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format(check one)
Yes     No  X .

                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)
                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                                   Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at September 30, 2003 . . . . . . 4

        Consolidated Statements of Operations for the
        nine months ended September 30, 2003 and 2002. . . . . . . . 5

        Consolidated Statements of Operations for the
        three months ended September 30, 2003 and 2002 . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2003 and 2002. . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .21

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .25

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

                    BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of September 30, 2003, Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002, Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to make the consolidated financial statements not misleading. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2002 Annual Report on Form 10-KSB.


                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                              September 30,
                                                    2003
ASSETS
Investment in real estate, at cost:
  Land                                        $ 3,965,746
  Buildings                                     6,790,916
                                               10,756,662
  Less accumulated depreciation                (1,052,182)
Net investment in real estate                   9,704,480

Cash and cash equivalents                         526,684
Intangibles assets, net                           294,941
Tenant receivables                                 23,788
Deferred rent receivable                          246,624
Prepaid expenses                                    8,961

Total Assets                                  $10,805,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  expenses                                    $    37,700
Rents received in advance                           7,950
Security deposits                                   9,794
Due to affiliates                                     820
Total Liabilities                                  56,264
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
     none issued                                       --
Common stock, $.01 par value,
  9,000,000 shares authorized;
  1,286,163 shares issued
  and outstanding                                  12,862
Additional paid-in capital                     11,526,203
Accumulated deficit                              (789,851)
Total Stockholders' Equity                     10,749,214
Total Liabilities and Stockholders'
  Equity                                      $10,805,478

         See notes to consolidated financial statements.

                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the nine months ended September 30,
                          (Unaudited)

                                            2003         2002

INCOME
Rental                                     $931,494  $  713,058
Lease termination fee                            --     200,000
Other charges to tenants                     23,788      41,319
Interest and other                            6,022      11,660

  Total income                              961,304     966,037


EXPENSES
Directors fees                                9,000       9,000
Advisory fees                               141,647     108,747
Management fees                               9,312      10,412
General and administrative                   94,848      95,441
Real estate taxes                            23,788      41,946
Depreciation and amortization               137,470     126,760

  Total expenses                            416,065     392,306

Net income before property sale             545,239     573,731
Gain on sale of property                         --     628,113

Net income                                 $545,239  $1,201,844

Net income per share
  (based on average shares
  outstanding of 1,286,163)                $   0.42 $     0.93








         See notes to consolidated financial statements.

                     BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                          (Unaudited)

                                              2003     2002

INCOME
Rental                                     $326,129   $ 286,853
Other charges to tenants                     23,788      17,564
Interest and other                               --       4,807

  Total income                              349,917     309,224


EXPENSES
Directors fees                                3,000       3,000
Advisory fees                                36,209      36,249
Management fees                               2,880       3,304
General and administrative                   41,552      32,507
Real estate taxes                            23,788      17,563
Depreciation and amortization                49,976      39,815

  Total expenses                            157,405     132,438


Net income                                 $192,512   $ 176,786

Net income per share
  (based on average shares
  outstanding of 1,286,163)                $   0.15   $   0.14









        See notes to consolidated financial statements.





                   BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended September 30,
                          (Unaudited)

                                                     2003        2002
Cash Flows From Operating Activities:
Net income                                       $  545,239  $1,201,844
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Depreciation and amortization                       137,470     126,760
Gain on sale of property                                 --    (628,113)
Amortization of acquired above
  market lease                                       13,953          --
Changes in:
  Tenant receivables                                 (2,298)     31,305
  Deferred rent receivable                          (21,682)    190,291
  Prepaid expenses                                   (2,957)     (4,942)
  Accounts payable and
      accrued expense                                 7,880       4,346
  Due from affiliates                                     --    (14,110)
  Prepaid rent                                      (39,592)     18,334
  Security deposits                                   9,794          --
  Due to affiliates                                    (347)    (23,538)

Net cash provided by operating
  activities                                        647,460     902,177

Cash Flows From Investing Activities:
Proceeds from the sale of property                       --   3,850,038
Purchase of property                               (956,568) (2,187,519)
Net cash (used in)provided from
 investing activities                              (956,568)  1,662,519

Cash Flows From Financing Activities:
Dividends                                          (723,708) (1,274,091)
Net cash used in
  financing activities                             (723,708) (1,274,091)
Net (decrease)increase in cash
  and cash equivalents                           (1,032,816)  1,290,605
Cash and cash equivalents at
  beginning of period                             1,559,500     298,835
Cash and cash equivalents at
  end of period                                  $  526,684  $1,589,440



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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At September 30, 2003, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

   On November 6, 2003 the Board of Directors approved the adoption of a plan of liquidation which contemplates the sale of all of the Fund's assets within a twenty four month period.

SIGNIFICANT ACCOUNTING POLICIES

   Management's Use of Estimates

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2003.
Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended
September 30, 2003.

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

   The fair value estimates presented herein are based on information available to management, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; tenant receivable; deferred rent receivable; accounts payable and accrued expense; rents received in advance; security deposits; and due to affiliates.

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

   Implementation of SFAS 141 and 142 resulted in the recognition of additional intangible assets (acquired in place lease origination costs aggregating $125,000 at December 31, 2002 with an additional $75,000 recognized in the second quarter of 2003 and an above market lease in the amount of $141,000 (unchanged from December 31, 2002)). The intangible assets are being amortized over the remaining term of the acquired leases. For the nine months ended September 30, 2003, amortization expense includes $15,619 of origination costs and rental revenue has been charged with $13,953 of amortization of the above market lease value.

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

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 commencing with financial statements issued after December 15, 2003.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the nine months ended September
30, 2003 and 2002 were as follows:

                                         2003          2002
Advisory fees                         $141,647       $108,747
Reimbursable office expenses            28,805         12,669
Management fees                          9,312         10,412
                                      $179,764      $ 131,828

  As of September 30, 2003 the Fund made all payments to affiliates except for $820 for management fees.

(3)  DIVIDENDS

  Below is a table summarizing the dividends declared since January
1, 2001:
                                                Annualized
      Declaration      Record       Payment      Dividend
        Date           Dates          Date        Rate       Amount

       2/15/01    10/1/00-12/31/00    2/15/01       8.00%   $262,106
       5/10/01      1/1/01-3/31/01    5/15/01       8.00%    256,556
       8/09/01      4/1/01-6/30/01    8/15/01       8.00%    256,528
      11/15/01      7/1/01-9/30/01   11/15/01       9.98%    323,745
       1/24/02    10/1/01-12/31/01    2/15/02       8.25%    267,452
       5/08/02      1/1/02-3/31/02    5/15/02       8.25%    261,639
       8/08/02      4/1/02-6/30/02    8/15/02      23.17%    745,000
      11/12/02      7/1/02-9/30/02   11/15/02       5.44%    175,000
       1/23/03    10/1/02-12/31/02    1/30/03(a)    6.94%    225,000
        5/8/03      1/1/03-3/31/03    5/15/03       8.00%    253,708
        8/7/03      4/1/03-6/30/03    8/15/03       7.46%    245,000
      11/06/03      7/1/03-9/30/03   11/15/03       7.46%    245,000


(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03 for a total payment of $225,000.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At September 30, 2003 there were approximately 68,797 shares purchased through the Reinvestment Plan.

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

Liquidity and Capital Resources

    As of September 30, 2003, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

Adoption of a Plan of Liquidiation

   On November 6, 2003, the Board of Directors approved a Plan of
Liquidation for the Fund. The Plan of Liquidation contemplates the sale of all of the Fund's assets, either individually or in a group, within a twenty four month period.

Limitation on Total Operating Expenses

   For the twelve month period ended September 30, 2003, the Fund's Total Operating Expenses exceeded the greater of 2% of the Average Invested Assets of the Fund or 25% of the Fund's Net Income. The Independent Directors determined that the Fund's Total Operating Expenses are justifiable based on the gains that have been achieved in prior periods and the redeployment of property sale proceeds at slightly lower investment returns than the original property investments. In addition, the Independent Directors discussed that as a result of carrying out the Plan of Liquidation the Fund's Total Operating Expenses will likely exceed the stated percentages as a result of a declining asset base and declining revenues. The Independent Directors will continue to review Total Operating Expenses on a quarterly basis.

Results of Operations - 9 months - 2003 Compared to 2002

   The Fund generated net income of $545,000 for the nine months ended September 30, 2003 as compared to net income of $1,202,000 for the nine months ended September 30, 2002.

   Total income for the nine months ended September 30, 2003 was $961,000 as compared to $966,000 for the same nine month period in 2002, a decrease of $5,000. The $5,000 decrease was due to a decrease in lease termination fees of $200,000, a decrease in other charges to tenants of $18,000 related to real estate taxes, and a decrease in interest and other income of $5,000, partially offset by an increase in rental income of $218,000. In 2002, rental income was affected by the reversal of deferred rental income as a result of the two property sales.

   For the nine months ended September 30, 2003, total expenses were $416,000 as compared to $392,000 for the same nine month period in 2002, an increase of $24,000. The increase is the result of an increase in advisory fees of $33,000, and an increase in depreciation and amortization of $11,000, offset by a decrease in general and administrative expense of $1,000 and a decrease in real estate tax expense of $18,000 corresponding to the decrease in other charges to tenants of $18,000. Management fees also decreased $1,000.

Results of Operations - 3 months - 2003 Compared to 2002

   The Fund generated net income of $192,000 for the three months ended September 30, 2003 as compared to net income of $177,000 for the three months ended September 30, 2002.

   Total income for the three months ended September 30, 2003 was $350,000 as compared to $309,000 for the same three month period in 2002, an increase of $40,000. The $40,000 increase was primarily due to an increase in rental income of $39,000. Rental income increased as a result of receiving income from additional properties purchased to replace the two sold properties in 2002. Other charges to tenants increased $6,000 and interest and other income decreased $5,000.

   For the three months ended September 30, 2003, total expenses were $157,000 as compared to $132,000 for the same three month period in 2002, an increase of $25,000. The increase is primarily due to an increase in depreciation and amortization $10,000 as a result of owning more properties during 2003 when compared to 2002. Additionally impacting expense was an increase in general and administrative expense of $9,000, and an increase in real estate tax expense of $6,000 corresponding to the increase in other charges to tenants of $6,000.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

   The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Funds disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund's current disclosure controls and procedures are effective and timely, providing all material information relating to the Fund required to be disclosed in reports filed or submitted under the Exchange Act.


Changes in Internal Controls

   There have not been any significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.



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


               DATE: November 14, 2003


               BY:   /s/Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer


               DATE: November 14, 2003








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

                    DATE: November 14, 2003







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


                    BY:  BRAUVIN NET LEASE V, INC.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE: November 14, 2003






                          Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  November 14, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer

                         DATE:  November 14, 2003