Form 10KSB
period 2003-12-31
BRAUVIN NET LEASE V INC
filed 2004-04-13
CIK 913762

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the
   Securities Exchange Act of  1934.

             For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,299,034.

The aggregate market value of the Common Stock held by non-affiliates as of March 28, 2004 was $13,465,044. As of March 28,
2004, the registrant had 1,286,163 shares of Common Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .


                    BRAUVIN NET LEASE V, INC.
                  2003 FORM 10-KSB ANNUAL REPORT

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

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . .13

                             PART II
        Item 5. Market for Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . .  14

        Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . .  16

        Item 7. Consolidated Financial Statements. . . . . . . .22

        Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . .  22

Item 8a. Controls and Procedures . . . . . . . . . . . . . . .  22

                             PART III
Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a)
        of the Exchange Act. . . . . . . . . . . . . . . . . .  24

Item 10. Executive Compensation  . . . . . . . . . . . . . . .  29

Item 11. Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . .  29

Item 12. Certain Relationships and Related Transactions  . . .  30

Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . . .  32

Item 14. Principal Accountant Fees and Services. . . . . . . .  35

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  37


                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)


                              PART I

Item 1. Description of Business.

General

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002 and three Dollar General Stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended December 31, 2002.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan was available for those stockholders who wished to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 2003, the Fund had outstanding 1,286,163 shares and the gross proceeds raised were $13,545,075, excluding liquidations of $663,172, and including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

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

   On November 6, 2003 the Board of Directors approved the adoption of a Plan of Liquidation which, if approved by the stockholders, contemplates the sale of all of the Fund's assets within a twenty four month period. The Company intends to seek the ratification of the Plan of Liquidation from its stockholders at the 2004 Annual Meeting of the Stockholders. See "Adoption of a Plan of Liquidation" below.

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

Item 2. Description of Properties.

   The following is a summary of the real estate and improvements owned by the Fund at January 1, 2002 and subsequent transactions related thereto.

Country Harvest Buffet Restaurant

   On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property was originally leased to Country Harvest Buffet Restaurants, Inc. under a triple net lease. The tenant discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. In January, 1998, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. Moon Buffet opened for business mid-April 1998. The Moon Buffet lease is triple net, which requires monthly payments of minimum base rent in the amount of $8,721 with periodic increases in rent beginning in the third sublease year. Under the Moon Buffet sublease no percentage rental payments will be made to the Fund. The Moon Buffet lease is scheduled to expire in November, 2014. At December 31, 2003, Moon Buffet is paying a monthly rental amount of $9,794 to the Fund.

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

Blockbuster Video

   On January 31, 1995, the Fund purchased a 6,515 square foot building and the underlying land which was occupied by a Blockbuster Video store (the "BBV Property") located in Lakewood, Colorado (metropolitan Denver), from an unaffiliated party, for $1,120,000 plus closing costs. The BBV Property is leased to Blockbuster Video, Inc. under a triple net, ten-year lease with three five-year extension options. The lease requires a minimum base rent each month in the amount of $10,254 plus periodic increases beginning in the sixth lease year. At December 31, 2003, the monthly rent for this property is $11,792.

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

   In 2001, Brinker expressed a desire to close the Birmingham, Alabama facility and exchange this property for a better performing property that Brinker owned in Tucker, Georgia. The Fund and Brinker agreed to this exchange and in the second quarter of 2002, the like kind property exchange was completed. As a result of this exchange the base rent will remain the same, but the percentage rent breakpoint was reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint was reduced from 6% to 4.75%. The Fund's expenses related to this
transaction were primarily related to legal and title fees.   These
expenses were recorded as general and administrative expenses.

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

   In March 2000, the Fund received notice that the lease for this property was purchased by Footstar through the auction process. This lease purchase did not affect the terms of the Just For Feet lease. Footstar operated the property and continued to make all ongoing rental payments to the Fund on a timely basis. In the first quarter of 2001, the Fund signed a contract for the sale of this property to an unaffiliated third party for approximately $2,700,000, subject to the purchaser's due diligence. This contract was subsequently terminated.

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

Hollywood Entertainment

   On July 31, 1995, the Fund purchased an 8,000 square foot building and the underlying land which was occupied by a Video Watch store (the "Video Property") located in Beloit, Wisconsin, from an unaffiliated party, for $830,000 plus closing costs. The Video Property was leased to Video Watch, Inc. ("Video Watch"), under a triple net, ten-year lease with one five-year extension option. The lease requires a minimum base rent each month in the amount of $8,000 plus periodic increases beginning in the third lease year. At December 31, 2003, the monthly rent for this property is $9,000.

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

Taylor Rental

   On November 22, 1996, the Fund purchased a 5,000 square foot building and the underlying land which was occupied by a Taylor Rental Facility (the "Taylor Property") located in Jacksonville, Florida, from an unaffiliated party, for $650,000 plus closing costs. The Taylor Property has been leased to General Rental and guaranteed by Stanley Works Corporation, under a triple net lease, for a remaining term ending July 31, 2007. The lease requires General Rental to pay base rent each month in the amount of $5,811 with rent escalations every three years based upon 66% of CPI increase. At December 31, 2003, the monthly rent for this property is $6,875.

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



Jiffy Lube & Firestone

   On February 20, 1997, effective as of January 22, 1997, the Fund, through a wholly-owned subsidiary intended to qualify as a qualified REIT subsidiary, purchased two buildings consisting of a 6,580 square foot building and the underlying land, which was occupied by a Firestone Tire & Service Center facility (the "Firestone Facility") and a 2,440 square foot building and the underlying land, which was occupied by a Jiffy Lube oil change facility (the "Jiffy Lube Facility"), both located in East Norriton Township, Pennsylvania from an unaffiliated party for $1,450,000 plus closing costs. The Firestone Facility was subject to an existing lease to Bridgestone/Firestone Inc. ("Firestone") under a triple net lease (except the landlord is responsible for structural, roof and exterior repairs) for an initial term of 25 years ending January 31, 2013, which requires Firestone to pay a minimum base rent each month in the amount of $7,975 plus periodic increases and percentage rent. At December 31, 2003, the monthly rent for this property is $9,650.

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

    The Jiffy Lube Facility was subject to an existing lease to Jiffy Lube International of Maryland, Inc. ("Jiffy Lube") under a triple net lease for an initial term of 20 years ending May 8, 2007, which requires Jiffy Lube to pay a minimum base rent each month in the amount of $6,570 plus periodic increases and percentage rent. At December 31, 2003, the monthly rent for this property is $7,950.

Golden Corral Restaurant

    On July 19, 2002, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for approximately $2,174,000 plus closing costs (the "Bradenton
Property").

   The Bradenton Property has been leased to Corral of Bradenton LP, which operates a Golden Corral Restaurant, under a triple net lease, for a remaining term ending October 19, 2019. The lease requires Corral of Bradenton LP to pay base rent each month in the amount of $19,227 beginning August 1, 2002 and base rent in the amount of $20,383 beginning November 1, 2002 with periodic rental increases. At December 31, 2003, the monthly rent for this property is $20,383.

Dollar General

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

   All the Fund's properties are being depreciated over 40 years for financial reporting and 39 years for tax reporting. The cost basis for federal tax purposes of all the Fund's properties as of December 31, 2003 is approximately $13,469,000.

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


Item 4. Submission of Matters to a Vote of Security Holders.

   None.



                             PART II

Item 5. Market for the Common Equity and Related Stockholder
        Matters.

   At December 31, 2003 there were 722 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance exists that there will be a public market for the shares, shares could have been redeemed or transferred as discussed below.

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

   Dividends

   Below is a table summarizing the dividends declared since
January 1, 2002:

                                           Annualized
Declaration      Record        Payment      Dividend
 Date            Date           Date(a)     Rate          Amount
 1/24/02    10/1/01-12/31/01    2/15/02     8.25%        $267,452
 5/08/02      1/1/02-3/31/02    5/15/02     8.25%         261,639
 8/08/02      4/1/02-6/30/02    8/15/02    23.17%         745,000
11/12/02      7/1/02-9/30/02   11/15/02     5.44%         175,000
 1/23/03    10/1/02-12/31/02    1/30/03     6.94%         225,000
 5/08/03      1/1/03-3/31/03    5/15/03     8.00%         253,708
 8/07/03      4/1/03-6/30/03    8/15/03     7.46%         245,000
11/06/03      7/1/03-9/30/03   11/15/03     7.46%         245,000
 1/29/04    10/1/03-12/31/03    2/15/04     8.00%         259,347

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

Liquidity and Capital Resources

    As of December 31, 2003, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

Adoption of a Plan of Liquidation

   The Fund is a finite-life REIT and, in accordance with the investment objectives and policies detailed in the Fund's Prospectus and the Fund's organizational documents, the Fund expected to sell all of its assets and liquidate after a period of ownership from 7 to 9 years, beginning, generally, anytime between 2002 and 2004. Further, the Fund is subject to increasing administrative costs related to compliance with state and federal regulatory requirements, including the costs of maintaining our status as a publicly traded company, which are not economical given the Fund's relatively small size.

   Accordingly, on November 6, 2003, the Board of Directors unanimously approved a Plan of Liquidation and voted to recommend that the stockholders approve the Plan of Liquidation. The Fund intends to seek approval of the Plan of Liquidation at the 2004 Annual Meeting of the Stockholders. A copy of the Plan of Liquidation is attached as Exhibit 2 to this Annual Report on Form 10-KSB. The Plan of Liquidation provides that, if approved by stockholders, the Fund will seek to sell all of its assets within a twenty-four month period to an unaffiliated third party or parties and, subject to payment of the Fund's liabilities, distribute the net proceeds thereof to the stockholders, wind down the Fund's business and dissolve. To date, the Fund has not entered into any binding contracts or letters of intent to sell any of its properties and, therefore, the material terms of the liquidation are still to be finally determined.

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of December 31, 2003.

Limitation on Total Operating Expenses

   For the twelve month period ended December 31, 2003, the Fund's Total Operating Expenses exceeded the greater of 2% of the Average Invested Assets of the Fund or 25% of the Fund's Net Income. The Independent Directors determined that the Fund's Total Operating Expenses are justifiable based on the gains that have been achieved in prior periods and the redeployment of property sale proceeds at slightly lower investment returns than the original property investments. In addition, the Independent Directors discussed that as a result of carrying out the Plan of Liquidation the Fund's Total Operating Expenses will likely exceed the stated percentages as a result of a declining asset base and declining revenues. The Independent Directors will continue to review Total Operating Expenses on a quarterly basis.

   For the purpose of the following analysis, 2002 and 2001 information is presented on the going concern basis before reclassification of discontinued operations.

Results of Operations - 2003 Compared to 2002

   Total income for the year ended December 31, 2003 was approximately $1,297,000 of which $1,251,000 was rental income.
Total expenses were approximately $537,000 and net loss was approximately $287,000.

   Total income was approximately $1,297,000 in 2003 compared to approximately $1,279,000 in 2002, an increase of approximately $18,000. This increase was due to an increase in rental income of $243,000 offset by a decrease in lease termination fee income of $200,000, a decrease in other charges to tenants of $17,000 and a decrease in interest and other income of $8,000.

   Total expenses incurred in 2003 were approximately $537,000, compared to approximately $598,000 in 2002, a decrease of approximately $61,000. The decrease was due primarily to a $43,000 reduction in advisory fees, a $17,000 decrease in real estate tax expense a $2,000 decrease in depreciation and amortization and a $1,000 increase in directors fees. Real estate tax expense decreased corresponding with the decrease in real estate tax reimbursement income.

   Because the Fund's financial statements are presented on a liquidating basis an adjustment to net assets in liquidation in the amount of approximately $1,047,000 was recorded in the period from November 7, 2003 to December 31, 2003.


Results of Operations - 2002 Compared to 2001

   Total income for the year ended December 31, 2002, was approximately $1,279,000 of which $1,009,000 was rental income.
Total expenses were approximately $598,000 and net income was approximately $1,311,000.

   Total income was approximately $1,279,000 in 2002 compared to approximately $1,404,000 in 2001, a decrease of approximately $125,000. This decrease was due to a decrease in rental income of $350,000 partially offset by an increase in lease termination fees of $200,000, an increase in real estate tax reimbursement income of $22,000 and an increase in interest and other income of $3,000. Rental income decreased primarily as a result of the sale of two properties (On the Border in April and Just For Feet in May). The increase in lease termination fee was a result of the lease buyout fee related to the sale of On The Border Restaurant. Real estate tax reimbursement income increased in 2002 proportionately with real estate tax expense in 2002. Interest and other income increased as a result of the increase in operating cash as a result of the sale of the two properties.


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

Item 7. Consolidated Financial Statements.

   See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-KSB for financial statements where applicable.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.


Item 8a. Controls and Procedures


   Within 90 days prior to the date of this Annual Report, we completed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

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

   MR. JEROME J. BRAULT (age 70) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust, L.L.C. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 43) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C.
He is an officer of various Brauvin entities, which act as the general partners of five publicly registered real estate programs. He is the president and a director of Brauvin Capital Trust, Inc. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in its Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. GREGORY S. KOBUS (age 54) has been a director of the Fund since its offering. Mr. Kobus was the former Chairman and President of Hawthorn Bank, Mundelein, Illinois. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

    MR. KENNETH S. NELSON (age 54) has been a director of the Fund since its offering. Mr. Nelson is currently Director for Bank One Capital Markets, Inc. , where he works with public real estate company clients. Mr. Nelson joined First Chicago NBD Corporation the predecessor of Bank One in 1983 as vice president and manager of its Washington, D.C. Real Estate Office. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

    MR. MICHAEL K. HUFF (age 40) was appointed a director of the Fund in November, 2002. Mr. Huff is a senior vice president with Trammell Crow Company's Investment Services Group, based in Dallas, Texas. Mr. Huff is responsible for the establishment and maintenance of national capital source relationships and the raising of equity capital and debt for real estate operating companies. In addition, Mr. Huff works on the disposition of commercial real estate for local, regional and national clients.

   Prior to joining Trammell Crow, Mr. Huff was a vice president for Jones Lang LaSalle's Chicago office, in their Capital Markets Group. During his career with Jones Lang LaSalle, Mr. Huff completed transactions on real estate valued in excess of $700 million. Prior to joining Jones Lang LaSalle, Mr. Huff was a Large Loan Officer with the real estate lending division of Nomura Securities Inc., the Capital Company of America. In 1998, Mr. Huff underwrote over $1 billion of debt, closed over $400 million of debt and worked on three securitization offerings totalling nearly $6 billion.

   Mr. Huff received a B.S. from Northwestern University, in
Industrial Engineering with a concentration in Computer Science.
Mr. Huff is a licensed real estate salesperson in Texas as well as Illinois.

   MR. THOMAS E. MURPHY (age 37) is the treasurer and chief financial officer of the Fund. He is the chief financial officer of various Brauvin entities, which act as general partners of five publically registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc. and Brauvin Securities, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 10.    Executive Compensation.

  The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 2003 and 2002 was approximately $15,000 and $14,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

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

  In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. In 2003, the independent directors again reviewed the Advisory Agreement, and the advisory fee was renewed for a one year period at an annual amount of $145,000.

  In November, 2002, the independent directors approved a one time payment of approximately $76,000 payable to the Advisor as an additional advisory fee related to the acquisition of Golden Corral. In June 2003, the independent directors approved a one-time payment of approximately $32,900 payable to the Advisor as an advisory fee in connection with the acquisition of Dollar General.

  Advisory fees of $177,896 and $221,084 were paid by the Fund in 2003 and 2002 respectively inclusive of amounts accrued in prior years.

  Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $13,426 and $13,343 were incurred by the Fund in 2003 and 2002 respectively, to BMC.

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

Item 13. Exhibits and Reports on Form 8-K.

    (a) Exhibits required by the Securities and Exchange Commission Regulation S-B, Item 601:

            Exhibit No.    Description
             2             Plan of Liquidation
            *3(a)          Amended Articles of Incorporation of
                           Brauvin Net Lease V, Inc.
            *3(b)          By-laws of Brauvin Net Lease V, Inc.
            *4             Specimen Stock Certificate
            **10(a)        Advisory Agreement
            **10(b)        Assignment and Assumption Agreement
                           among Brauvin Realty Advisors V, Inc.,
                           Brauvin Realty Advisors V, L.L.C., the
                           Fund and Jerome Brault
            *10(c)         Agreement of Purchase and Sale between
                           Country Harvest Buffet Restaurants,
                           Inc. and Brauvin, Inc. on behalf of
                           the Fund dated November 11, 1994
            *10(d)         Lease between Country Harvest Buffet
                           Restaurants, Inc. and Brauvin, Inc. on
                           behalf of the Fund dated November 21,
                           1994
            *10(e)         Agreement of Purchase and Sale between
                           Bomasada Investment Group II, L.L.C.
                           ("Bomasada") and Brauvin, Inc. on
                           behalf of the Fund dated December 12,
                           1994 (with lease between Bomasada and
                           Blockbuster Videos, Inc. dated March
                           23, 1994 attached)
            *10(f)         Testing and Remediation License
                           Agreement between Bomasada and Diamond
                           Shamrock Stations, Inc. dated July 8,
                           1994
            *10(g)         Assignment of Shopping Center Lease by
                           and between Blockbuster Investment
                           Group II L.L.C. and the Fund dated
                           January 31, 1995
            *10(h)         Assignment of Testing and Remediation
                           License Agreement between Bomasada and
                           the Fund dated January 31, 1995.
            *10(i)         Agreement of Purchase and Sale between
                           HMG/Courtland Properties, Inc. ("HMG")
                           and Brauvin, Inc., on behalf of the
                           Fund dated December 19, 1994 (with
                           lease between Sugar Grove Investment
                           Associates, Ltd. and On The Border
                           Corporation dated as of January 25,
                           1993, including amendments, attached)
            *10(j)         Assignment and Assumption Agreement
                           (regarding On The Border Corporation
                           Lease) between HMG and the Fund dated
                           January 6, 1995.
            *10(k)         Contract for Sale and Purchase between
                           Chilly Land, Inc. and Brauvin, Inc. on
                           behalf of the Fund dated March 28,
                           1995.
            *10(l)         Assignment of Lease and Other Property
                           (regarding the Chili's Property)
                           between Chilly Land, Inc. and the Fund
                           dated April 13, 1995 (with the Lease
                           Agreement dated December 7, 1988
                           between Birmingham Retail Center
                           Associates, Ltd. and Sunstate Alabama
                           Restaurant Corporation, as amended by
                           letter agreements dated December 5,
                           1988 and February 15, 1989 attached).
            *10(m)         Agreement of Purchase and Sale between
                           KCBB, Inc. and Brauvin, Inc., on
                           behalf of the Fund dated December 15,
                           1994 (with lease between KCBB, Inc.
                           and Just For Feet, Inc. dated November
                           9, 1994 attached).
            *10(n)         Assignment of Lease (regarding Just
                           For Feet Lease) between Legacy Group
                           L.L.C. and Brauvin Net Lease V, Inc.
                           dated May 23, 1995.

            *10(o)         Agreement of Purchase and Sale between
                           Loves Park Development Corporation
                           ("Loves Park") and Brauvin, Inc., on
                           behalf of the Fund dated July 11, 1995
                           (with lease between Roscoe Development
                           Corporation (assignor to Loves Park)
                           and Video Watch, Inc. dated October 5,
                           1994 attached).
            *10(p)         Assignment of Lease (regarding Video
                           Watch) between Loves Park and Brauvin
                           Net Lease V, Inc. dated July 31, 1995.
            ***10(q)       Agreement of Purchase and Sale between
                           P. One Sioux Falls Investors, Inc.
                           and, Brauvin, Inc., on behalf of the
                           Fund dated February 12, 1996 (with
                           lease between P. One Sioux Falls
                           Investors, Inc. and Pier 1 Imports
                           (U.S.), Inc. dated June 5, 1995
                           attached).
            ***10(r)       Assignment and Assumption Agreement
                           between P. One Sioux Falls Investors,
                           Inc. and the Fund dated February 12,
                           1996.
            ***10(s)       Purchase and Sale Agreement between
                           Germantown Associates Limited
                           Partnership and Germantown Associates,
                           Inc., on behalf of the Fund dated
                           January 21, 1997 (with schedule of
                           leases between (1) Lewis J. Stowe, III
                           and Firestone Tire & Rubber Company
                           now known as Bridgestone/Firestone,
                           Inc. as amended dated September 25,
                           1986; and (2) Lewis J. Stowe, III and
                           Jiffy Lube of Pennsylvania, Inc., as
                           amended dated June 11, 1986.  Both
                           leases are attached)
            ***10(t)       Assignment and Assumption Agreement
                           between Germantown Associates Limited
                           Partnership and Germantown Associates,
                           Inc. dated January 21, 1997.
         ****10(u)         Agreement for Purchase and Sale
                           between JDN Realty Corporation, and
                           Brauvin, Inc., on behalf of the Fund
                           dated May 8, 2002.
            10(v)          Agreement for Purchase and Sale
                           between Houma Dollar Partners, LLC and
                           Brauvin, Inc., on behalf of the Fund
                           dated March 14, 2003.

            *****16        Letter of Ernst & Young LLP dated
                           December 10, 1996

            21             Subsidiaries of the small business
                           issuer

        *Incorporated by reference from the exhibits filed with the Fund's registration statement (Registration No. 33-70550) on Form S-11 filed under the Securities Act of 1933.
    **Management Contract
    ***Incorporated by reference from 1996 Form 10K SB/A filed on June 19, 1997.
     ****Incorporated by reference to 2002 Form 10-KSB filed on April 16,2003.
    *****Incorporated by reference from Exhibit 16 filed with the Fund's Form 8-K/A filed on December 12, 1996.

(b) Reports on Form 8-K.
    None.

Item 14.  Principal Accountant Fees and Services

  The Board of Directors, upon recommendation of the Audit
Committee, has appointed Altschuler, Melvoin and Glasser LLP
("AMG")as principal accountants for the Fund for 2002 and 2003.
AMG has audited the Fund's financial statements for the years ended December 31, 2003 and 2002. AMG has not performed any other services for the Fund.

  Audit Fees - The aggregate fees for each of the last two years billed for professional services rendered for the audit of the Fund's annual financial statements and reviews of interim financial information included in Form 10-QSB aggregated $37,550 during 2003 and $35,500 during 2002.

  AMG has a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AMG has no full time employees and, therefore, none of the audit services performed were provided by permanent, full-time employees of AMG. AMG manages and supervises the audit engagement and the audit staff and is exclusively responsible for the opinion rendered in connection with its audit. TBS has been engaged to provide tax return preparation for the Fund.

  Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS.

  In accordance with audit committee policy, all services provided by AMG and TBS are required to be pre-approved.

                            SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              BRAUVIN NET LEASE V, INC.
                              (Registrant)

Date:4/13/04               By:  /s/ Jerome J. Brault
                                Jerome J. Brault,
                                Chairman, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title              Date

/s/ Jerome J. Brault     Chairman, President        4/13/04
Jerome J. Brault         and Chief Executive
                         Officer


/s/ Kenneth S. Nelson    Director                   4/13/04
Kenneth S. Nelson


/s/ James L. Brault      Director, Executive        4/13/04
James L. Brault          Vice President and
                         Secretary


/s/ Gregory S. Kobus     Director                   4/13/04
Gregory S. Kobus


/s/ Michael K. Huff      Director                   4/13/04
Michael K. Huff


/s/ Thomas E. Murphy     Treasurer and Chief        4/13/04
Thomas E. Murphy         Financial Officer
                         (Principal
                          Accounting Officer)



           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                    BRAUVIN NET LEASE V, INC.
I, Jerome J. Brault, Chief Executive Officer of the Fund, certify that:

     1. I have reviewed this annual report on Form 10-KSB of BRAUVIN NET LEASE V, INC;

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

                    DATE: April 13, 2004




           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                    BRAUVIN NET LEASE V, INC.

I, Thomas E. Murphy, Chief Financial Officer of the Fund, certify that:

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

                    BY:  BRAUVIN NET LEASE V, INC.

                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE: April 13, 2004



                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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



                     /s/ Jerome J. Brault
                    Jerome J. Brault
                    Chief Executive Officer

                    DATE:     April 13, 2004


                     /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:     April 13, 2004



            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report   . . . . . . . . . . . . . . . .F-2

Consolidated Statement of Net Assets in Liquidation,
 December 31, 2003 . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statement of Changes in Net Assets in
 Liquidation from November 7, 2003 to December 31, 2003
 (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Operations for the period
 November 7, 2003 to December 31, 2003 (Liquidation Basis);
 January 1, 2003 to November 6, 2003 (Going Concern Basis)
 and the year ended December 31, 2002 (Going Concern
 Basis). . . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Stockholders' Equity for the
  period January 1, 2003 to November 6, 2003 and the
  year ended December 31, 2002 (Going Concern Basis) . . . . .F-6

Consolidated Statement of Cash Flows for the period from
 January 1, 2003 to November 6, 2003 and the year ended
 December 31, 2002 (Going Concern Basis) . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . .F-8


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.



                INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Brauvin Net Lease V, Inc.

We have audited the accompanying consolidated financial statements of Brauvin Net Lease V, Inc. and subsidiary as of and for the years ended December 31, 2003, and 2002, as listed in the index to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the directors of Brauvin Net Lease V, Inc. approved a plan of liquidation on November 6, 2003. As a result, the Company changed its basis of accounting for periods after November 6, 2003, from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brauvin Net Lease V, Inc. and subsidiary at December 31, 2003, and the results of its operations and its cash flows for period from January 1, 2003 to November 6, 2003 and the year ended December 31, 2002, and the results of operations and the changes in net assets in liquidation for the period November 7, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
February 18, 2004

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

       CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (LIQUIDATION BASIS)

                                                December 31,
                                                     2003
                                                ------------
ASSETS
Real estate held for sale                        $13,469,126
Cash and cash equivalents                            620,941
Tenant receivables                                     1,531
Prepaid expenses                                       6,559
                                                  ----------
Total Assets                                      14,098,157
                                                  ----------

LIABILITIES
Accounts payable and accrued
  expenses                                            38,494
Rents received in advance                             57,269
Deferred gain                                      3,793,484
Reserve for estimated costs
 of liquidation                                      510,000
Security deposits                                      9,794
Due to affiliates                                     17,556
                                                  ----------
  Total Liabilities                                4,426,597
                                                  ----------
Net Assets in Liquidation                        $ 9,671,560
                                                 ===========




          See notes to consolidated financial statements.

                    BRAUVIN NET LEASE V, INC.
                    (a Maryland Corporation)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
      FOR THE PERIOD NOVEMBER 7, 2003 TO DECEMBER 31, 2003
                       (LIQUIDATION BASIS)


Net assets at November 6, 2003
  (Going Concern Basis)                          $10,806,850

Income from operations                               157,142

Dividends                                           (245,000)

Adjustment to liquidation basis                   (1,047,432)
                                                 -----------
Net assets in liquidation at
  December 31, 2003                              $ 9,671,560
                                                 ===========













          See notes to consolidated financial statements.


                  BRAUVIN NET LEASE V, INC.
                   (a Maryland Corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Liquidation  (Going Concern     (Going
                              Basis)         Basis)    Concern Basis)
                           November 7,    January 1,       For the
                              2003 to       2003 to      year ended
                           December 31,   November 6,   December 31,
                                2003         2003           2002
                           -----------   -----------    -----------
INCOME
Rental                      $  190,428   $1,061,063     $  834,815
Other charges to tenants        28,186       11,019         56,051
Interest and other                  --        6,022         13,698
                            ----------   ----------     ----------
   Total income                218,614    1,078,104        904,564
                            ----------   ----------     ----------
EXPENSES
Directors' fees                  4,800       10,200         14,000
Advisory fees                   21,749      156,147        221,084
Management fees                  2,375       11,051         11,603
General & administrative        22,021      103,255        125,075
Real estate taxes               10,527       23,788         51,612
Depreciation                        --      170,788        151,950
                            ----------   ----------     ----------
   Total expenses               61,472      475,229        575,324
                            ----------   ----------     ----------
Net income from continuing
 operations                    157,142      602,875        329,240
                            ----------   ----------     ----------
Discontinued Operations
 Operating income                   --           --        351,279
 Gain on sale of property           --           --        630,351
                            ----------   ----------     ----------
                                    --           --        981,630
                            ----------   ----------     ----------
Net income before adjustment
 to liquidation basis          157,142      602,875      1,310,870
Adjustment to
 liquidation basis          (1,047,432)          --             --
                            ----------   ----------     ----------
Net (loss)income            $ (890,290)  $  602,875     $1,310,870
                            ==========   ==========     ==========
Net(loss)income per share
 (Based on weighted average shares
 outstanding of 1,286,163):
Continuing operations       $    (0.69)  $     0.47     $     0.26
Discontinued operations             --           --           0.76
                             ---------   ----------     ----------
                            $    (0.69)  $     0.47     $     1.02
                            ==========   ==========     ==========

               See notes to consolidated financial statements.


                     BRAUVIN NET LEASE V, INC.
                      (a Maryland corporation)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the period January 1, 2003 to November 6, 2003 and the year ended December 31, 2002
                       (Going Concern Basis)

            Common Stock
               Number                Paid-in   Accumulated
             of Shares    Amount    Capital    Deficit     Total
Balance at
 January 1,
   2002       1,286,163  $12,862  $11,526,203 $ (473,161) $11,065,904
Net income           --       --           --  1,310,870    1,310,870
Dividends            --       --           -- (1,449,091)  (1,449,091)
              ---------  -------  ----------- ----------  -----------
Balance at
 December 31,
  2002        1,286,163   12,862   11,526,203   (611,382)  10,927,683

Net income           --       --           --    602,875      602,875
Dividends            --       --           --   (723,708)    (723,708)
              ---------  -------  ----------- ----------- -----------
Balance at
 November 6,
  2003        1,286,163  $12,862  $11,526,203  $(732,215) $10,806,850
              =========  =======  ===========  =========  ===========






           See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)
               CONSOLIDATED STATEMENT OF CASH FLOW
                      (Going Concern Basis)
                                              January 1,    For the
                                               2003 to    Year Ended
                                             November 6,  December 31,
                                                 2003        2002
                                             ----------   -----------
Cash Flows From Operating Activities:
Net income                                     $602,875  $1,310,870
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                   170,788     172,938
Amortization of acquired above base              13,952       8,740
Gain on sale of property                             --    (630,351)
Changes in:
   Tenant receivables                            14,779      10,025
   Deferred rent receivable                     (26,042)    178,719
   Prepaid expenses                              (2,957)     (1,591)
   Accounts payable and accrued expenses         17,962         713
   Rents received in advance                    (11,824)     18,334
   Security deposits                              9,794          --
   Due to affiliates                             (1,016)    (23,399)
                                               --------  ----------
Net cash provided by operating activities       788,311   1,044,998
                                               --------  ----------
Cash Flows From Investing Activities:
Proceeds from the sale of property                   --   3,852,278
Purchase of intangible assets                   (75,000)   (266,000)
Purchase of property                           (881,568) (1,921,520)
                                               --------  ----------
Net cash (used in) provided by
 investing activities                          (956,568)  1,664,758
                                               --------  ----------
Cash Flows From Financing Activities:
Dividends                                      (724,310) (1,449,091)
                                               --------  ----------
Net cash used in financing activities          (724,310) (1,449,091)
                                               --------  ----------
Net (decrease)increase in cash
  and cash equivalents                         (892,567)  1,260,665
Cash and cash equivalents at
  beginning of period                         1,559,500     298,835
                                             ----------  ----------
Cash and cash equivalents at end of period     $666,933  $1,559,500
                                               ========  ==========

         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization
    Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, A Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three Dollar General stores during the year ended December 31,, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended December 31, 2002.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to 5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 2003, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

   Basis of Presentation

   As a result of the November 6, 2003 Board of Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2003.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Rental Income

   Prior to the preparation of the financial statements on the liquidation basis of accounting, rental income was recognized on a straight line basis over the life of the related leases.
Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable.

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


   Investment in Real Estate

   Prior to the preparation of the financial statements on the liquidation basis of accounting, the rental properties were stated at cost including acquisition costs. Depreciation was recorded on a straight-line basis over the estimated economic lives of the properties, which approximated 40 years.

   Subsequent to the adoption of the liquidation basis of accounting, the Fund adjusted its investment in real estate to estimated net realizable value, which is recorded as real estate held for sale. Additionally, recording of depreciation was suspended.

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2003. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the year ended December 31, 2003.

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

   Implementation of SFAS 141 and 142 to the Company's acquisition during year 2002 has resulted in the recognition of additional intangible assets (acquired in place lease origination costs aggregating $125,000 and an above market lease in the amount of $141,000). The intangible assets were being amortized over the remaining term of the acquired lease (7.3 years). For the year ended December 31, 2003, amortization expense includes $20,147 of origination costs amortization and rental revenue has been charged with $19,946 of amortization of the above market lease value.

   Application of SFAS 141 and 142 to future acquisitions, if any, could result in the recognition, upon acquisition, of additional intangible assets (acquired in place lease origination costs and acquired above market leases) and liabilities (acquired below market leases) which would be amortized over the remaining term of the leases.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

   U.S. generally accepted accounting principles require that in the period a component of an entity is either classified as held for sale or disposed of, the statement of operations shall report the results of operations of such components in "discontinued operations" in the period in which they occur. Accordingly the 2002 statement of operations reports as operating income from discontinued operations the results of operations of the two properties sold in 2002 (see Note 7) which consists of:

   Rental              $174,007
   Termination fee      200,000
                       --------
                        374,007

   Management fees        1,740
   Depreciation          20,988
                       --------
                         22,728
                       --------
                       $351,279
                       ========

   Certain amounts in the 2002 financial statements have been restated to reflect discontinued operations without affecting previously reported net income or stockholders' equity

   Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid instruments with an original maturity within three months from date of purchase and approximate their fair value.

   The Fund maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Fund has not experienced any losses in such accounts. Management believes the Fund is not exposed to any significant credit risk related to cash and cash equivalents.

   Tenant Receivable

   Rent receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts is based on specific identification of uncollectible accounts (if any) and the Fund's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2003, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at December 31, 2003.

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

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other
parties.   This interpretation was revised in December 2003 and
shall, for calendar year end entities, be effective as of December 31, 2003 for "special purpose entities" (as defined) and as of December 31, 2004 for all other entities. The Fund does not own any "special purpose entities" as defined.

   In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning July 1, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

   The adoption of SFAS 145 and 150 and FIN 45 and 46 has not had a significant impact on the Fund's financial statements.


(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On November 7, 2003, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable values and liabilities were adjusted to their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease of $1,047,432 which is included in the December 31, 2003 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)       $ 3,793,484
     Write-off of deferred rent receivable              (253,568)
     Write-off of intangible assets                     (283,864)
     Increase in deferred gain on sale
       of real estate                                 (3,793,484)
     Estimated liquidation costs                        (510,000)
                                                     -----------
     Total adjustment to liquidation basis           $(1,047,432)
                                                     ===========
(a) Net of estimated closing costs.

(3)  RELATED PARTY TRANSACTIONS

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

   In November 2002, the independent directors approved a one- time payment of approximately $76,000 payable to the Advisor as an advisory fee in connection with the acquisition of Golden Corral.
In June, 2003, the independent directors approved a one-time payment of approximately $32,900 payable to the Advisor as an advisory fee in connection with the acquisition of Dollar General.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 2003 and 2002 were as follows:

                                        2003              2002
                                      --------          --------
Advisory fees                         $177,896          $221,084
Reimbursable office expenses            32,914            12,669
Management fees                         13,426            13,343
                                      --------          --------
                                      $224,236          $247,096
                                      ========          ========

   As of December 31, 2003 the amount owed to affiliates is $17,556 of which $2,615 is for management fees the remaining amount is a working capital advance that was repaid in January 2004.

(4)  DIVIDENDS

   Below is a table summarizing the dividends declared since
January 1, 2002:
                                         Annualized
Declaration      Record       Payment      Dividend
  Date           Dates           Date(a)    Rate       Amount
 1/24/02    10/1/01-12/31/01    2/15/02     8.25%     $267,452
 5/08/02      1/1/02-3/31/02    5/15/02     8.25%      261,639
 8/08/02      4/1/02-6/30/02    8/15/02    23.17%      745,000
11/12/02      7/1/02-9/30/02   11/15/02     5.44%      175,000
 1/23/03    10/1/02-12/31/02    1/30/03     6.94%      225,000
  5/8/03      1/1/03-3/31/03    5/15/03     8.00%      253,708
  8/7/03      4/1/03-6/30/03    8/15/03     7.46%      245,000
11/06/03      7/1/03-9/30/03   11/15/03     7.46%      245,000
 1/29/04    10/1/03-12/31/03    2/15/04     8.00%      259,347

(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03 for a total payment of $225,000.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to: (i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At December 31, 2003 there were approximately 68,797 shares purchased through the Reinvestment Plan.

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

(5)   OPERATING LEASES

   The Fund's rental income is principally obtained from tenants through rental payments provided under triple net noncancellable operating leases. The leases provide for a base minimum annual rent with scheduled increases during the terms and increases in rent through participation in gross sales above a stated level.

   The following is a schedule of noncancellable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 2003:

     Year ending December 31:           2004     $ 1,284,538
                                        2005       1,129,043
                                        2006         947,750
                                        2007         808,776
                                        2008         740,850
                                   Thereafter      5,042,869
                                                 -----------
                                                  $9,953,826
                                                 ===========

     (6)  CHILI'S PROPERTY EXCHANGE

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

(7)  PROPERTY SALES

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

(8)  PROPERTY ACQUISITION

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

                            EXHIBIT 2

                    BRAUVIN NET LEASE V, INC.

                       PLAN OF LIQUIDATION

                        November 6, 2003


This Plan of Liquidation (the "Plan") is adopted for the purpose of effecting the complete liquidation (the "Liquidation") of Brauvin Net Lease V, Inc., a Delaware corporation ("BNLV"), in accordance with BNLV's First Amended and Restated Articles of Incorporation (the "Articles") in accordance with the following steps:

1. The Plan shall become effective (the "Effective Date") on such date as shall be designated by the Board of Directors of BNLV (the "Board"). On the Effective Date, the Board shall cause BNLV to cease conducting business operations, except to the extent necessary to preserve the value of its assets or to wind up its business and affairs, and proceed to completely terminate and liquidate in accordance with the Articles and the Internal Revenue Code of 1986, as amended (the "Code"). BNLV may continue to operate each of the real properties that it owns or controls, either directly or indirectly, and may take actions consistent with the normal day-to-day operations of those properties until the liquidation is accomplished; provided that BNLV shall not acquire any new properties.

2. The Board shall proceed to wind up BNLV's affairs and all the rights and powers granted the Board under the Articles shall continue until BNLV is terminated and liquidated in accordance with the Articles. The Board may delegate its duties hereunder to BNLV's officers who, upon such delegation, are hereby authorized to sell and otherwise to liquidate any and all of BNLV's assets and properties and to pay, discharge or make adequate provision for the payment of all of the known debts, liabilities and obligations of BNLV.

3. Distributions pursuant to this Plan may be made to shareholders of BNLV ("Shareholders") in accordance with the Articles in amounts and as determined by the Board, provided that the Board believes that, at the time of any liquidating distribution, any contingency reserve and the remaining assets of BNLV are equal to or exceed BNLV's remaining liabilities (actual and contingent) and expenses.

4. Upon the final liquidating distribution as declared by the Board, all issued and outstanding shares, and all certificates representing such shares shall be deemed cancelled.

5. BNLV's officers are hereby authorized and directed to file such documents as are necessary to effect the Liquidation under applicable law. The Board may, in its sole discretion, amend, modify or terminate the Plan at any time.

6. BNLV's officers are hereby authorized to perform, such acts and take such steps as may be necessary or convenient to carry out this Plan, including, but not limited to, executing and delivering, on behalf of BNLV and in its name, or the names of its wholly-owned or controlled subsidiaries and affiliates, any and all documents and instruments as may be required to collect and distribute the property and assets of BNLV in accordance with the provisions of this Plan, and all such other and further instruments as may be necessary to wind up its affairs in accordance with this Plan. The death, resignation, or other removal of any director or officer of BNLV shall not impair the authority of the surviving or remaining directors or officers (or any persons appointed as substitutes therefor) to exercise any of the powers provided for in this Plan. Upon such death, resignation or other removal, the surviving or remaining directors shall have the authority to fill the vacancy or vacancies so created, but the failure to fill such vacancy or vacancies shall not impair the authority of the surviving or remaining directors or officers to exercise any of the powers provided for in this Plan.

7. BNLV shall reserve sufficient assets or obtain or maintain such insurance as shall be necessary to provide the continued indemnification of the members of the Board, officers and agents of BNLV, and other parties whom BNLV has agreed to indemnify, to the full extent provided by the Articles, any existing agreement and applicable law. At the discretion of the Board, such insurance may include coverage for periods after the Liquidation.



                         EXHIBIT  10(v)
                 AGREEMENT OF PURCHASE AND SALE

AGREEMENT, made and entered into by and between Houma Dollar Partners, LLC, having its principle office at 1202-C Kirkman Street, St. Charles, Louisiana 70801 ("Seller"), and BRAUVIN, INC., an Illinois corporation, or its assignee(s) or nominee(s), having its principle office at 30 North LaSalle Street, Suite 3100, Chicago, Illinois 60602 ("Purchaser").

     1. Sale. Seller agrees to sell and convey to Purchaser and Purchaser agrees to purchase from Seller, for the Purchase Price (hereinafter defined), and upon the terms and conditions herein set forth, that certain improved real estate completed by the architectural "as built" certified plans and specifications furnished or to be furnished to Purchaser and commonly known as 2110 Common Street, Lake Charles, Louisiana, 5082 Highway 56, Chauvin, Louisiana, and 1829 Highway 316, Houma, Louisiana and consisting of:
          a. Land. That certain tracts of land which are described in Schedule 1(a), attached hereto and incorporated herein by this reference (the "Land"), together with all rights, easements and interests appurtenant thereto, including, but not limited to any streets or other public ways adjacent to the Land and owned by Seller and all water and mineral rights owned by Seller.
          b. Improvements. All buildings, improvements, fixtures (provided however that all trade fixtures and equipment of Lessee are excluded) and structures now or hereafter located on the Land, consisting of one (1) building having the square footage and such other related amenities and outdoor parking areas as set forth in the "as built" certified plans and specifications; and such other improvements and structures, if any, as are located on the Land and used in connection with the operation thereof collectively the "Improvements").
     The Land and the Improvements are sometimes hereinafter referred to as the "Property".

     2.  Purchase Price.

          a.  Purchase Price.  The purchase price (the "Purchase
          Price") to be paid to Seller by Purchaser for the Property shall be Nine Hundred Forty Thousand Dollars
          ($940,000.00).

          b. Earnest Money Deposit. Within two (2) business days after the expiration of the Investigation Period, and in such case this Agreement being a binding obligation, Purchaser shall deposit the sum of Thirty Thousand Dollars ($30,000.00) (the "Deposit") into an Escrow with Chicago Title Insurance Company (the "Escrowee"), to be held as earnest money in accordance with the terms hereof. The Deposit shall be invested by the Title Company as Escrowee as directed by Purchaser and all interest earned on the Deposit shall be deemed for the benefit of Purchaser. The Deposit and all interest thereon shall be applied against the Purchase Price at Closing or otherwise disbursed as provided in this Agreement. In the event that the transaction contemplated by this Agreement fails to close solely due to Purchaser's default hereunder then Seller shall receive the Deposit and interest thereon as liquidated damages in lieu of any other remedies which might otherwise be available to Seller at law or in equity.

     3. Purchaser's Investigation of the Property.   Purchaser shall
     have thirty (30) business days from the Agreement Date (as defined in Section 16) during which to make a complete investigation of the Property ("Investigation Period").
     Seller shall furnish all due diligence items referenced in
     Section 3(a) and on Schedule 16 within fifteen (15) business days after mutual execution of this contract. During the Investigation Period the Purchaser shall determine whether the physical and financial condition of the Property is, in the Purchaser's sole and absolute discretion, satisfactory for the operation and ownership in the manner and on the basis contemplated by the Purchaser. Within one (1) business day following the expiration of the Investigation Period the Purchaser shall notify the Seller in writing as to whether Purchaser shall deem the Property satisfactory or not satisfactory ("Investigation Notification"); if Purchaser shall deem the Property not satisfactory, this Agreement and the rights and obligations of the parties hereto shall be deemed terminated and of no further force and effect as of the date of such Investigation Notification. If Purchaser deems the Property satisfactory or fails to timely send the Investigation Notification, Purchaser shall be deemed not to have exercised its right to terminate this Agreement pursuant to this Section 3. Notwithstanding the foregoing, Purchaser's investigation of the Property shall in no event and in no manner abrogate, diminish or affect the warranties and representations made by Seller herein below.

     Any information obtained by Purchaser that adversely influences the financial condition of the Tenant after the expiration of the Investigation Period and is delivered to Seller on or before thirty (30) days prior to the date of closing, in the Purchaser's sole and absolute discretion, may terminate this Agreement by written notice to Seller on or before fifteen (15) days prior to the date of closing and the rights and obligations of the parties hereto shall be of no further force or effect as of the date of such written notice.

   a. In aid of Purchaser's Investigation and inspection of the Property, Seller agrees to reasonably cooperate with Purchaser with access to the Property. Seller shall deliver copies of any and all title insurance policies, surveys, engineering studies (soils, hydrology, environmental), prior years tax bills, zoning information and other Records in Seller's possession or control. "Records" shall include all books and records of Seller in Seller's possession or control pertaining specifically to the Property and/or tenant and shall include, but not be limited to, the "as built" certified plans and specifications as hereinabove more specifically set forth, and the materials required to be provided under
          Section 5 hereof.

   b. Purchaser agrees that all records and other information delivered to Purchaser by Seller shall be treated as confidential and shall be returned to Seller if this Agreement is terminated. Purchaser does hereby indemnify Seller for any loss of damaged caused to the Property by Purchaser of Purchaser's agents during the Investigation Period, which indemnity shall survive the closing or any termination of this Agreement; and

   c. During the time that this Agreement is a binding obligation of the Seller. Seller acknowledges that: (a) the termination right extended to Purchaser under this
          Section 3 does not relieve Seller of Seller's obligations under this Agreement; (b) Seller is bound under the terms of this Agreement not to enter into any contract or agreement for sale of the Property with any other person or entity; and (c) Seller is obligated to hold the Property off the market pending Purchaser's exercise or waiver of the termination right extended in this Section 3.

     4. Lease. Seller hereby represents, warrant and covenants to Purchaser that (i) a lease for the Property (the "Lease") has been entered into with Dollar General Corporation ("Lessee") prior to the mutual execution of this Agreement, which is acceptable to Purchaser, in its reasonable discretion, a copy of which (including all amendments) is attached hereto as
     Schedule 4 and by this reference made a part hereof.


     5.     Title and Survey Matters

          (a) Conveyance of Title. Seller agrees to deliver to Purchaser a warranty deed conveying to the Purchaser title to the Land and Improvements of the Property free and clear of all claims, liens and encumbrances, except for the Lease and the Permitted Exceptions (as hereinafter defined).

          (b) Title Commitment. Within ten (10) business days from the Agreement Date, the Purchaser, at Purchaser's sole expense, obtain a commitment letter or binder ("Title Commitment") showing title to the Property in Seller, dated after the Agreement Date, and issued by Chicago Title Insurance Company (the "Title Company"), wherein the Title Company shall commit to issue to Brauvin Net Lease V, Inc. or assigns and successors as to the Property an Owner's Policy of Title Insurance, American Land Title Association ("ALTA") Form B marketability policy in the amount of the Purchase Price ("Title Policy").

          (c) Survey. Within ten (10) business days from the substantial completion of the Property, Seller, at its sole expense, shall deliver to Purchaser and Title Company an as-built survey (the "Survey") of the Property and the easements benefiting the Property over the lands of others prepared by a registered land surveyor or engineer, licensed in the state in which the Property is situated, certified (in such form as Purchaser shall reasonably require) to the Title Company and to Brauvin Net Lease V, Inc. and its lender, if any, in ALTA form. The Survey shall conform with the requirements of the Title Company to waive its survey exceptions from the Title Policy.

          (d)    Hazardous Materials Site Investigation.  Within ten
          (10) business days from the substantial completion of the Property, Seller shall, at its sole expense, cause am environmental consultant or engineer licensed ("Auditor") in the state of Louisiana to conduct a Phase 1 Hazardous Material Site Investigation ("Phase 1 Audit") or update of the existing Phase 1 Audit, given it is not dated more than 120 days prior to the date of closing, which Phase
          2 Audit shall complete the following tasks at the Site:

         (i) Review available materials that could indicate potential environmental impairment. Such material should include topographic maps, air photos, boring logs and other references.

         (ii) Conduct a physical site examination to include an inspection for unusual land colorations, odors, and physical irregularities as well as underground or above-ground tanks, and an evaluation of current land use. Neighboring land owners are to be contacted to determine actual historical site use.

         (iii) Contact local and state health and environmental agencies to determine if any hazardous materials incidents have occurred in the area, including recorded or known landfill site, or the occurrence of any hazardous material event (spill, storage, discharge, etc.).

         (iv) Adjacent properties are to be surveyed for current land use conditions that may adversely affect the subject property including:
                  underground or above-ground storage tanks, manufacturing site, landfills, etc.

         (v) A summary report will be prepared by the Auditor, addressed, delivered and certified to Brauvin Net Lease V, Inc. or assigns and successors, within the above-stated time frame, indicating the contacts made, data findings, photographs, and other pertinent information and recommendations for a detailed Phase 2 Hazardous Materials Site Investigation ("Phase 2 Audit") if significant evidence exists that hazardous substances may have been released at or in close proximity to the Property. If a Phase 2 Audit is recommended, Seller shall perform the investigation during the Investigation Period or shall terminate this Agreement and reimburse Purchaser's out-of-pocket costs and each party shall have no further liability to the other hereunder.

          (e) Defects and Cure. The Title Commitment (together with all endorsements thereto and copies of all documents recorded with respect to the Property as hereinabove more specifically enumerated), Survey, and UCC searches, if performed as described in this Section 5, are collectively referred to as "Title Evidence". If the Title Evidence discloses, with respect to the Survey, conditions which might materially adversely affect Purchaser or the Property, with respect to the Title Commitment, deficiencies in endorsements or matters other than the Permitted Exceptions or, with respect to the UCC searches, liens or claims not permitted hereunder and in respect of which Purchaser notifies Seller in writing within the Investigation Period or within ten (10) business days after receipt of the last of such Title Evidence, whichever shall last occur (hereinafter collectively referred to as the "Defects"), the Defects shall, as a condition of the Closing, be cured by the Seller or, with Purchaser's consent, endorsed over by the Title Company within ten (10) business days after Purchaser's written objections, as aforesaid, and the Closing shall thereafter take place either on the Closing Date hereinafter specified, or ten (10) business days after the last Defect is cured or endorsed over, whichever is later ("Cure Period"). If Seller fails to cure or cause the Title Company to endorse over all Defect(s), as aforesaid, this Agreement shall terminate without further action of the parties at the close of the tenth (10th) business day following the last permitted Cure Period except that, alternatively, Purchaser may, at its sole election upon written notice to Seller during the Cure Period, proceed to close this transaction and take title to the Property subject to the uncured Defects which the Title Company is incapable or unwilling to endorse over, as aforesaid, thereby accepting such Defects as Permitted Exceptions, and reduce the Purchase Price in an amount equal to the cost of curing any Defects which Seller is obligated to cure in accordance with the immediately succeeding sentence, without waiving its rights and remedies herein provided. Notwithstanding anything herein contained to the contrary, Seller shall be obligated to cure a Defect only if (i) it is a lien placed on the Property on account of a claim against Seller, the removal of which can be affected by the payment of a definitive and ascertainable amount, or (ii) if the Defect is other than as set forth in (i), the cost thereof to cure will not exceed the sum of $10,000. Purchaser'?s failure to object to any defect, within the aforesaid period shall constitute Purchaser'?s acceptance of same.

     6. Prorations and Adjustments. The following items shall be prorated as of the Closing Date: general real estate taxes accruing prior to the Lessee's obligation to pay same current rents, and expenditures required to complete any tenant improvements work required of the lessor under the Lease and incomplete on the Closing Date, together with any other items deemed reasonable and customary under the circumstances. Purchaser shall receive a credit at Closing equal to the security deposit, if any, required to be paid to the landlord pursuant to the terms of the Lease.

     7. Representations and Warranties of Seller. Seller hereby represents and warrants to Purchaser as to the following matters, each of which is so warranted to be true and correct as of the Agreement Date, and shall be deemed re-made at the Closing to be true and correct as of the Closing Date:

         a. Title Matters. Seller has good and indefeasible fee simple title to the Property subject only to the Permitted Exceptions and the Lease.

         b. No Violations of Zoning and Other Laws. The existing use and condition of the Property does not violate any zoning, building, health, fire or similar statute, ordinance, regulation or code and Seller has received no notice, written or otherwise, from any governmental agency alleging a violation of the foregoing. The Property is or will be in full compliance with current zoning requirements, including, without limitation, all parking requirements, and is not a non-conforming or special use. The Property as conveyed to Purchaser, shall include all rights to any off-site facilities necessary to ensure compliance with all zoning, building, health, fire, water use or sanitary, laws regulations and order.

         c. Pending and Threatened Litigation. There are no pending threatened matters of litigation, administrative action or examination, claim or demand whatsoever relating to the Property.

         d. Eminent Domain, etc. There is no pending, contemplated eminent domain, condemnation or other governmental taking of the Property or any part hereof.

         e. Access to Site; Utilities. No fact or condition exists which would result in the termination impairment or access to the Property from public or private streets or ways adjoining the Property of which could result in discontinuation of presently available or otherwise necessary sewer, water, electric, gas, telephone or other utilities of services.

         f. Assessments.   There are no public improvements in the
            nature of off-site improvements, or otherwise, which have been ordered to be made and/or which have not heretofore been assessed and there are no special or general assessments not of record pending against or affecting the Property.

         g. Accuracy of Information. All documents and material and Records being delivered or made available to Purchaser by Seller, other than title commitment and survey are true, accurate and complete and present the information purportedly set forth therein and do not fail to present any information or data which would be necessary in order to prevent the information contained therein from being misleading.

         h. Authority of Signatories:  No Breach of Other
            Agreements: etc. The execution, delivery of and performance under this Agreement is pursuant to authority validly and duly conferred upon the Seller and if other than an individual its signatory hereto. This Agreement constitutes a legal, valid, binding and enforceable contract on the part of the Seller. The consummation of the transaction herein contemplated and the compliance by the Seller with the terms of this Agreement do not and will not conflict with or result in a breach of any of the terms or provisions, or constitute a default under, any agreement, arrangement, understanding, accord, document or instrument by which the Seller or the Property is bound; and will not and does not constitute a violation of any applicable law, rule, regulation, judgment, order or decree of any governmental instrumentality or court, domestic or foreign, to which Seller or the Property is subject or bound.

         i. Executory Agreements. Except for the Lease, Seller is not a party to, and Property is not subject to, any contract or agreement of any kind whatsoever, written or oral, formal or informal, with respect thereto, other than this Agreement and the service contracts entered into by Lessee in the ordinary course of its business. Purchaser shall not, by reason of entering into or closing under this Agreement, become subject to or bound by any agreement, contract, lease, license, invoice, bill undertaking or understanding which it shall not have previously agreed in writing to accept.

         j. Insurability of Property. Neither Seller nor its agents have received any formal or informal notice from any insurance company of any defect or inadequacies in the Property or of any part thereof, which would adversely affect the availability or cost of insurance for the Property.

         k. Mechanic's Liens. All bills and invoices for labor and material of any kind relating to the Property and contracted for by Seller have been paid in full or by the Closing Date will be paid in full, or sufficient amounts (as required by the Title Company and/or as otherwise required hereunder) to pay same will be deposited with the Title Company, as escrowee, at Closing, and there are or will be no mechanic's liens or other claims outstanding or available to any party in connection with the Property.

         l. Government Obligations.   There are no unperformed
            obligations relative to the Property outstanding to any governmental or quasi-governmental body or authority.

         m. Condition of Improvements.   The Improvements shall be
            constructed in accordance with the AIA Architectual plans and specifications provided Purchaser and made a part hereof and in a first class manner with good workmanship and materials. Any material changes to the plans and specifications during the construction of the Improvements shall be provided to and approved by Purchaser.

         n. Utility Services.   The sewage, sanitation, plumbing,
            water retention and detention, refuse disposal and similar facilities in and on and/or servicing the Property are fully adequate to service the Property and Seller has received no notice of any violation of any governmental and environmental protection authorities? laws, rules, regulations and requirements.

         o. Soil Conditions and Flood Plain. The Improvements on the Property, as and when built, were constructed in a manner compatible with the soil conditions at the time of construction and all necessary excavations, fill, footing, caissons or other installations were provided. The Property does not lie in a flood plain and were not built, in whole or in part, on a land-fill and the soil is not chemically contaminated as of the date of Closing. If Purchaser becomes aware of contamination, Seller shall cause such contamination to be removed or shall terminate this Agreement and refund the Deposit. The Chauvin, LA store is located within a Flood Zone, and the Common Street store, Lake Charles, LA is located on or adjacent to an old clay pit. See engineering survey or environmental report as deemed necessary.

         p. Easements. The Property is adjacent to and has full and free access on, to and from public roads and ways, such that no private easements or agreements are necessary to afford access to or from the Property.

         q. Hazardous Substances. No part of the Property contains asbestos. During the period of Seller's ownership of the Property and at all times prior thereto, there were
            (a) no Hazardous Substances, as that term is herein defined, in, on or at the Site, (b) no spills, releases, discharges, or disposal of Hazardous Substances, in, on or onto the Property, (c) no spills or disposal of Hazardous Substances off the Property as a result of any construction on or operation and use of the Property; and there is (a) no presence of any equipment containing polychlorinated biphenyl ("PCB") and (b) no friable asbestos in use at or on the Property.

            In connection with Seller's ownership of the improvements and the operation and use of the Property, Seller represents and warrants that there has been and will be no failure to comply with any applicable local, state and federal environmental laws, regulations, ordinances and administrative and judicial orders relating to the generation, recycling, reuse, sale, storage, handling, transport, and disposal of any Hazardous Substances. "Hazardous Substances" shall mean any substance or material defined or designated as hazardous or toxic waste, hazardous or toxic material, a hazardous or toxic, substance, or other similar term by any federal, state or local environmental statute, regulation or ordinance. If requested by Purchaser, Seller shall render a certificate in favor of Purchaser setting forth the matters set forth above.

            Seller agrees to indemnify and hold Purchaser and any lender of Purchaser harmless from and against any and all claims, demands, damages, losses, liens, liabilities, penalties, fines lawsuits or other proceedings, costs and expenses (including, without limitation, reasonable attorneys' fees) arising directly or indirectly from, out of, or in any way connected with (a) the presence of any Hazardous Substances on or off the Property or any portion thereof or (b) any violation of any local, state or federal environmental law, regulation, ordinance or administrative or judicial order relating to Hazardous Substances, attributable to events occurring before and after the Closing Date, and Seller covenants that it shall not create, store or release or allow the creation, storage or release of any Hazardous Substances on the Property.

         r. FIRPTA. Seller is not a foreign person or entity under the Foreign Investment in Real Property Tax Act of
            1980, as amended, (the "Act") and no taxes or withholding under the Act shall be assessed against or imposed upon Purchaser in connection with the transaction contemplated by this Agreement.

         s. Lease. The Lease is and will be the only lease demising any portion of the Property and has not been amended or modifies except as set forth in Schedule 4. The Lease does not contain any option or right of first refusal to purchase all or any part of the Property or to cancel or terminate the Lease prior to the end of its term, except as provided in the Lease. If Lessee shall cancel or terminate this Lease prior to the Closing Date, the Purchaser, at its sole option may terminate this Agreement and the rights and obligations of the parties hereto shall be deemed terminated and of no further force and effect. The Lessee has accepted and is occupying the Property. The Lease shall be and at Closing will be in good standing and in full force and effect and no rights or interest of the lessor thereunder have been waived or released. All of the lessor's obligations under the Lease have been or at Closing will have been satisfied and neither the lessor nor the Lessee are or will be in default under the Lease nor is Seller aware of any condition or circumstances which with the passage of time or giving of notice would constitute a default thereunder.
            Lessee is not entitled to any refund or reimbursement under the terms of the Lease.

         t. In the event of the breach of any warranty or representation made herein or elsewhere in this Agreement by Seller, Seller shall and does hereby agree, warrant and covenant to indemnify and hold Purchaser harmless from and against all losses, damages, liabilities, costs, expenses (including reasonable attorneys' fees), and charges which Purchaser may incur to which Purchaser may become subject as a direct or indirect consequence of such breach.

     8. Covenants of Seller. Seller hereby covenants and agrees with Purchaser that from the Agreement Date until the Closing Date, Seller shall construct and operate the Property or cause same to be constructed and operated in accordance with prudent management and operating standards and practices. At the Closing, the Property shall be delivered to Purchaser in the manner as aforesaid. Seller shall pay or cause to be paid on a prompt and timely basis all bills and discharge all obligations arising from the operating, management, repair and maintenance of the Property, as payments for same become due. Between the Agreement Date and the Closing Date, Purchaser shall have the continuing right from time to time to periodically inspect the Property and portions thereof upon reasonable notice to Seller to verify Seller's compliance with the foregoing undertakings, but no such inspections shall relieve Seller of its obligations hereunder or constitute any waiver by Purchaser hereunder. Between the Agreement Date and Closing Date (i) Seller shall keep (or cause to be kept) the Property fully insured in accordance with prudent and customary practice, (ii) Seller shall not alienate, encumber or transfer the Property or any part thereof in favor of or to any party whomsoever (excepting herefrom the Lease), and (iii) Seller will neither execute any new lease nor renew or modify the Lease without Purchaser's prior written consent.

     9.  Closing and Related Matters.

          a. The Closing Date.

            (i) The purchase and sale of the Property (the
                "Closing") shall be on the date ("Closing Date") which is ten (10) business days after the expiration of the Investigation Period and Seller has delivered the premises to the tenant, subject, however, to the provisions contained in Section 5 hereof and provided that:

                      1.)  Purchaser has received from Seller an
                           acceptable Level 1 Audit and/or Level 2
                           Audit required hereunder;

                      2.)  Purchaser has received a certificate
                           of occupancy, tenant is in possession
                           and occupying the Property and one
                           month's rent, even if prorated, has
                           been received; or

                      3.)  Purchaser has received from Seller an
                           MAI Appraisal of the Property, as built
                           and certified to the Purchaser, showing
                           thereon a market value not less than
                           the Purchase Price (the receipt of such
                           Appraisal being a condition precedent
                           to the consummation of the transaction
                           contemplated hereunder and which
                           Appraisal shall be prepared at the sole
                           cost of the Seller).  If Seller's
                           Appraisal secured for construction
                           financing supports the purchase price
                           and is less than (180) days old as of
                           the anticipated closing date, no update
                           shall be required, however, a
                           recertification or reliance letter
                           shall be delivered to Purchaser by
                           Seller prior to the end of the
                           Investigation Period.

            (ii)  Notwithstanding anything contained in this
                Agreement to the contrary, in the event the Closing has not occurred on or before ninety (90) days after the end of the Property's substantial completion date (including tenant's construction), then the Purchaser shall have the right and option to terminate this Agreement if the failure to close is due to Seller's fault, upon termination, receive reimbursement of all expenses incurred by Purchaser, including reasonable attorney's fees.

          b. Escrow Closing. This transaction shall be closed through an escrow (the "Escrow") with the Title Company acting as Escrowee in accordance with escrow instructions letters of the parties' respective counsel. The attorneys for Seller and Purchaser are authorized to execute all directions or communications thereunder.

          c. Seller's Duties at Closing. At the Closing and on the Closing Date, Seller shall do or perform the following (unless otherwise notified, all documents to be delivered by Seller shall be deposited in the Escrow):

                 (i.) execute, acknowledge and deliver to Title Company a warranty deed in recordable form dated as of the Closing Date whereby the Property is conveyed by Seller to Purchaser, subject only to the Permitted Exceptions; the Seller to pay all transfer, mortgage, and intangible taxes and recording fees; existing mortgage to be paid off at closing

                 (ii.) deliver to purchaser at least one (1) executed originals of the Lease;

                 (iii.) execute and deliver to Purchaser an Assignment of the Lease containing therein such mutual indemnities as the parties' respective counsel shall reasonably agree;

                 (iv.) deliver to Purchaser a current estoppel certificate (consistent with the Lease) addressed to Purchaser from Lessee under the Lease stating
                 (a) that the Lessee has accepted and is occupying the Property, (b) that the Lease has not been modified or amended or if so describing same, (c) that the Lease is in good standing and in full force and effect, (d) that there are no defaults of the landlord under the Lease, (e) that the Lessee is not entitled to receive any concession (rental or otherwise) or other similar compensation in respect of the Property other than as set forth in the Lease, (f) the amount of any security deposit being held by the landlord under the Lease, (g) that any construction of tenant improvements required to be completed by the landlord under the Lease has been satisfactorily completed and all lien waivers obtained, if applicable, (h) the date on which rent payments commenced and that date to which rent has been prepaid under the Lease, and (i) the commencement and termination dates of the Lease;

                 (v.) cause to be furnished and delivered to Purchaser, at Purchaser's sole cost and expense (except as otherwise hereinabove set forth), the later-dated Title Commitment and endorsements in accordance with Section 5(b);

                 (vi.) deliver sole and complete possession of the Property to Purchaser, subject only to the Permitted Exceptions and the Lease;

                 (vii.) deliver to Purchaser copies of all certificates of occupancy, licenses, permits, authorizations and approvals required by law and issued by all governmental authorities having jurisdiction over the Property, together with copies of all certificates issued by any local board of fire underwriters (or other body exercising similar functions), if any, and the copies of each bill for current real estate and personal property taxes, together with proof of payment thereof (if any of the same have been paid);

                 (viii.)  deliver the Insurance policies and/or
                 Certificates of Insurance, as the case may be, as required by the Lease and showing thereon
                 Purchaser as an additional insured and the certificate holder,

                 (ix.) if in existence, deliver an Assignment of all construction contracts and construction warranties (including roof) with respect to the Property together with any consents to the assignment as may be necessary or required at Seller's sole cost and expense; and

                 (x.) execute and deliver to Purchaser such other documents or instruments as may be required under this Agreement or, in the reasonable opinion of counsel for Purchaser, may be necessary to effectuate the Closing.

            d. Purchaser's Duties at Closing. At the Closing and on the Closing Date, Purchaser shall deliver to the Title Company cashiers or certified checks (or wired funds) in the amount of the Purchase Price, plus or minus prorations, and execute and deliver to Seller such other documents or instruments as shall be reasonably required by counsel for Seller.

     10. Destruction or Loss of Property. If, between the Agreement Date and the Closing Date, all or any portion of the Property is damaged by fire or natural elements, or other causes beyond Seller's control and in respect of which the damage exceeds $25,000, or the Property or any portion thereof is taken or made subject to condemnation, eminent domain or other governmental acquisition proceedings, then at Purchaser's sole option, Purchaser may elect, upon written notice to Seller given any time prior to Closing, to terminate this Agreement or, alternatively, to proceed to close upon the assignment to it of Seller's interest to the insurance proceeds payable on account of any such damage or any condemnation award, the case may be. In the event of any damage caused by fire or natural elements or other causes beyond the Seller's control in an amount of $25,000 or less, the transaction contemplated hereby shall close only upon the assignment to Purchaser of Seller's interest in the insurance proceeds payable on account of any such damage and only if the Lease and the Lessee's obligations thereunder are not adversely impacted by such damage.

     11. Default and Conditions Precedent to Closing. In all events, the obligations of Purchaser to make the payments and to close this transaction are contingent upon: (i) title to the Property being shown as required by this Agreement or being accepted or deemed accepted by Purchaser; (ii) the conditions precedent to Closing provided for in this Agreement being satisfied (or, for any non-fulfilled condition(s), a written waiver of each by Purchaser); (iii) the representations and warranties of Seller contained in this Agreement being true and accurate or waived by Purchaser in writing as of the Closing Date; (iv) the financial condition of the Lessee being substantially the same as on the Agreement Date and (v) Seller having performed all of its covenants and otherwise having performed all of its obligations and fulfilled all of the conditions required of it in order to close. In the event Purchaser becomes aware of a breach of any of Seller's representations or warranties or of Seller failing to perform all of its covenants or otherwise failing to perform all of its obligations and fulfill all of the conditions required of Seller in order to close, Purchaser may, at its sole option and after notifying Seller of the non-performance or breach and allowing the Seller ten (10) business days after delivery of said notice to Seller in which to cure said breach or non-performance: (a) elect to enforce the terms hereof by action for specific performance and deduct from the Purchase Price the cost of curing a Seller default or Defect that the Seller is otherwise obligated to cure hereunder amount not to exceed $10,000 or (b) terminate this Agreement and be entitled to a refund of the Deposit from the Escrowee and a refund of its fees, costs and expenses (including reasonable attorneys fees), but not in excess of $10,000, from Seller. Purchaser waives any claim for damages against Seller. Seller is obligated to cure all liens of a definite or ascertainable amount and other Defects not costing more than $10,000 to cure.

     12. Binding Effect; Assignability. This Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the parties hereto. At or prior to Closing, Purchaser shall have the right to designate one or more partnerships, corporations or any other legal entity(ies) to act as its assignee(s) or nominee(s), and such entity shall thereafter be the party(ies) to which the Property shall be conveyed and which shall execute the closing documents.
     Seller agrees to look solely to and accept performance from such assignee(s) or nominee(s), and all references to "Purchaser" in this Agreement shall include said assignee(s) or nominee(s).

     13. Brokerage. Each party hereby represents and warrants to the other that, in connection with this transaction, no third-party broker or finder has been engaged or consulted by it with the exception of the Sellers representative, Reeves Development, LLC. Reeves Development, LLC shall receive a brokerage commission equal to three percent (3%) of the sales price payable by the Seller. Each party hereby defends, indemnifies and holds the other harmless against any and all claims of brokers, finders or the like, and against the claims of all third parties claiming any right to commission of compensation by or through acts of that party or that party's partners, agents or affiliates in connection with this Agreement.

     14. Notices. All notices, requests or other communications required or permitted under this Agreement shall be in writing and shall be affected by personal delivery, facsimile transmission or a nationally recognized overnight courier service by next business day delivery and shall be addressed as follows:

          If to Purchaser: Brauvin Net Lease V, Inc.
                           30 North LaSalle Street
                           Suite 3100
                           Chicago, IL  60602
                           Attn: Mr. Barry D. Bain, CCIM
                           Telephone:     (312) 759-7688
                           Facsimile:     (312) 759-7800

          With a copy to:  Patzik Frank & Samotny Ltd.
                           150 South Wacker Drive
                           Suite 900
                           Chicago, IL  60606
                           Attn: Mr. Allan L. Yusim, Esq.
                           Telephone:     (312) 551-8300
                           Facsimile:     (312) 551-1101

               If Seller:  Houma Dollar Partners, LLC
                           1202-C Kirkman Street
                           Lake Charles, LA  70601
                           Attn: Charles Reeves, Jr.
                           Telephone:     (337) 433-0200
                           Facsimile:     (337) 433-9040

          With a copy to:  Reeves Development LLC
                           C/O Jay Wood
                           1202-C Kirkman Street
                           Lake Charles, LA 70601
                           Telephone:  (337) 433-0200
                           Facsimile:  (337) 433-9040

     Each such notice or other communication will be deemed delivered (i) on the date delivered if by personal delivery,
     (ii) on the date of transmission prior to 5:00 PM if by written confirmed facsimile transmission, and (iii) on the date that it is delivered to a nationally recognized overnight courier service for next business day delivery by giving to the other party written notice thereof, the parties hereto and their respective successors and assigns will have the right from time to time and at any time during the term of this Agreement to change their respective address and each will have the right to specify as its address any other address.

     15.    Miscellaneous.

         a. Time is of the essence of this Agreement.

         b. A business day is a calendar day other than a Saturday, Sunday or a day upon which falls a nationally recognized legal holiday.

         c. This Agreement may be executed in counterparts, each of which shall constitute an original, but all together shall constitute one and the same Agreement.

         d. The parties agree that this Agreement and all questions of interpretation, construction and enforcement hereof, and all controversies hereunder, shall be governed by the applicable laws of the state of Louisiana.

         e. The terms, provisions, representations, warranties, covenants and indemnities made herein shall survive the Closing and delivery of the deeds and other instruments of conveyance for a period of one (1) year thereafter, except items or matters in which the seller has no control.

         f. The captions at the beginning of the several Sections, respectively, are for convenience in locating the context, but are not part of the context.

         g. In the event any term or provision of this Agreement shall be held illegal, invalid, unenforceable or inoperative as a matter of law, the remaining terms and provisions of the Agreement shall not be affected thereby, but each such term and provision shall be valid and shall remain in full force and effect.

         h. This Agreement and any Schedules attached hereto or required hereby embody the entire contract between the parties hereto with respect to the Property and supersede any and all prior agreements and understandings, written or oral, formal or informal. No extensions, changes, modifications or amendments to or of this Agreement, of any kind whatsoever, shall be made or claimed by Seller or Purchaser, and no notices of any extension, change, modification or amendment made or claimed by Seller or Purchaser (except with respect to permitted unilateral waivers of conditions precedent by Purchaser) shall have any force or effect whatsoever unless the same shall be endorsed in writing and fully signed by Seller and Purchaser.

         i. If either Seller or Purchaser shall elect to bring a suit to enforce their respective rights under and by virtue of this Agreement, then the prevailing party in such action and/or in any appellate action thereafter shall be entitled to claim and be awarded all costs of litigation incurred in connection therewith including, without limitation, court costs and reasonable attorneys' fees.

     16. Agreement Date. The Agreement Date shall be the later to occur: (i) date of the mutual execution of this contract or
     (ii) complete delivery of the due diligence items requested in
     Section 3 herein and included in Section 16 attached.

  IN WITNESS WHEREOF, the Purchaser and Seller have each caused this Agreement to be duly executed as of the year and day written below their respective signatures.

  PURCHASER:                         SELLER:

  BRAUVIN, INC.                      HOUMA DOLLAR PARTNERS, LLC
   an Illinois corporation


  By: /s/ Barry D. Bain              By: /s/ Charles Reeves, Jr.
     Barry D. Bain, CCIM
     Senior Vice President           Its: Manager

Date:       March 14, 2003           Date:     March 11, 2003

                         SCHEDULE 1(a)

                        LEGAL DESCRIPTION

                           SCHEDULE 4

                          COPY OF LEASE

                           SCHEDULE 16

            DUE DILIGENCE ITEMS REQUIRED BY PURCHASER



  1.   The lease

  2.   Copy of the latest appraisal (if available);

  3.   An environmental report for the property (if available);

  4. A complete set of "as built" certified plans (delivered at closing);

  5.   Seller's existing survey;

  6. Copy of the certificate of occupancy, to be delivered prior to closing;

  7.   Certificate of the Insurance;

  8.   Current title policy/commitment;

  9.   Roof warranties and any other service contracts,

     10.    REA agreement, if applicable;

     11. Latest Real Estate tax bills with assessment value (land & building, if available);

     The above due diligence items shall be deemed given for the purpose of commencing the Investigation Period when Seller notifies Purchaser that it has given Purchaser all of the items which are in Seller's possession or control, and Purchaser actually has possession of said items.



                           Exhibit 21

Subsidiaries of Small Business Issuer

                                   State of          Names under which
Subsidiary                    Incorporation   Subsidiary does business

Germantown                         Illinois          Montgomery County
Associates, Inc.                                      Associates, Inc.