Form 10QSB
period 2004-03-31
BRAUVIN NET LEASE V INC
filed 2004-05-20
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 2004

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


As of May 15, 2004, the registrant had 1,286,163 shares of Common
Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .


                              INDEX
                  PART I -Financial Information
                                                            Page
Item 1.   Consolidated Financial Statements                  3

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2004 (Liquidation Basis)           4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          March 31, 2004 (Liquidation Basis)                 5

          Consolidated Statements of Operations for the
          three months ended March 31, 2004 (Liquidation
          Basis)and March 31, 2003 (Going Concern Basis)     6

          Consolidated Statement of Cash Flow for the
          three months ended March 31, 2003                  7

          Notes to Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      20

Item 3.   Controls and Procedures                           24

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 25

Item 2.   Changes in Securities                             25

Item 3.   Defaults Upon Senior Securities.                  25

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            25

Item 5.  Other Information                                  25

Item 6.  Exhibits and Reports on Form 8-K                   25

Signatures                                                  26




                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to March 31, 2004 (Liquidation Basis), Consolidated Statements of Operations for the three months ended March 31, 2004 (Liquidation Basis) and March 31, 2003 (Going Concern Basis) and Consolidated statement of Cash Flow for the three months ended March 31, 2003 (Going Concern Basis) for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2003 Annual Report on Form 10-KSB.




    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                    $13,469,126
Cash and cash equivalents                        619,895
Prepaid expenses                                   2,749


  Total Assets                                14,091,770

LIABILITIES

Accounts payable and accrued expenses             53,867
Deferred gain on sale of real estate           3,793,484
Prepaid rent                                      57,269
Reserve for estimated costs during
  the period of liquidation                      454,331
Tenant security deposits                           9,794
Due to affiliates                                  2,446

  Total Liabilities                            4,371,191

Net Assets in Liquidation                    $ 9,720,579















  See accompanying notes to consolidated financial statements.



      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2004 TO MARCH 31, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2004  $9,671,560

Income from operations                           308,366

Dividends                                       (259,347)


Net assets in liquidation at March 31, 2004   $9,720,579














  See accompanying notes to consolidated financial statements.


                    STATEMENTS OF OPERATIONS
  For the three months ended March 31, 2004 (Liquidation Basis)
            and March 31, 2003 (Going Concern Basis)
                           (Unaudited)


                              March 31,      March 31,
                                2004           2003
INCOME
Rental                       $323,899      $301,514
Interest                           --         3,610
  Total income                323,899       305,124

EXPENSES
Directors' fees                    --         3,000
Advisory fees                      --        36,249
Management fees                 3,299         2,990
Depreciation and Amortization      --        44,026
General and administrative     12,234        19,730
  Total expenses               15,533       105,995


Net income                   $308,366      $199,129

Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.24     $   0.15














  See accompanying notes to consolidated financial statements.





                   STATEMENT OF CASH FLOW FOR
              THE THREE MONTHS ENDED MARCH 31, 2003
                      (GOING CONCERN BASIS)
                           (Unaudited)


Cash Flow From Operating Activities

Net Income                                $199,129

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization               44,026
Amortization of acquired above
 market lease                                5,688
Changes in:
 Tenant receivables                         10,247
 Deferred rent receivable                   (7,793)
 Prepaid expenses                            3,352
 Accounts payable and
  Accrued expenses                          14,799
 Security deposits                           9,794
 Rents received in advance                 (29,175)
 Due to affiliates                            (227)

Net cash provided by operating
 Activities                                249,840

Cash Flows From Financing Activities:
Dividends                                 (225,000)
Net cash used in
 Financing activities                     (225,000)

Net increase in cash and
 cash equivalents                           24,840
Cash and cash equivalents
 at beginning of the period              1,559,500
Cash and cash equivalents
 at end of period                       $1,584,340

See accompanying notes to consolidated financial statements.


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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 2004, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

    On November 6, 2003 the Board of Directors approved the adoption of a plan of liquidation which contemplates the sale of all of the Fund's assets within a twenty-four month period.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2004.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2004. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended March 31, 2004.

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

   The fair value estimates presented herein are based on information available to management as of March 31, 2004, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at March 31, 2004.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Fund effective January 1, 2001. The Fund has no derivatives in 2004 and 2003.

   Recent Accounting Pronouncements

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). Generally, the rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" would require that debt extinguishment costs are to no longer be treated as extraordinary items. The amendment to FASB No. 13, "Accounting for Leases" requires sale-leaseback accounting for certain lease modifications that have the economic effects that are similar to sale-leaseback transactions. This statement is generally effective for the period ending March 31, 2004.

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

     Increase in real estate held for sale (a)    $ 3,793,484
     Write-off of deferred rent receivable           (253,568)
     Write-off of intangible assets                  (283,864)
     Increase in deferred gain on sale
       of real estate                              (3,793,484)
     Estimated liquidation costs                     (510,000)

     Total adjustment to liquidation basis        $(1,047,432)

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

   In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. In 2002, the independent directors again reviewed the Advisory Agreement, and the advisory fee was renewed for a one year period at an annual amount of $145,000. The independent directors reviewed the terms of the agreement in May of 2003 and May of 2004, and renewed it in both instances on the same terms for one year.

   In November 2002, the independent directors approved a one-time payment of approximately $76,000 payable to the Advisor as an advisory fee in connection with the acquisition of Golden Corral. In June, 2003, the independent directors approved a one-time payment of approximately $32,900 payable to the Advisor as an advisory fee in connection with the acquisition of Dollar General.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March
31, 2004 and 2003 were as follows:

                              2004                   2003
Advisory fees                $36,249               $36,249
Reimbursable office expenses   4,050                 2,700
Management fees                3,299                 2,990
                             $43,598               $41,939

   As of March 31, 2004 the Fund made all payments to affiliates except for $1,588 for management fees and $858 for reissue fees.

(4)  DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2002:
                                          Annualized
Declaration      Record        Payment     Dividend
   Date           Dates          Date(a)     Rate      Amount
 1/24/02    10/1/01-12/31/01    2/15/02     8.25%    $267,452
 5/08/02      1/1/02-3/31/02    5/15/02     8.25%     261,639
 8/08/02      4/1/02-6/30/02    8/15/02    23.17%     745,000
11/12/02      7/1/02-9/30/02   11/15/02     5.44%     175,000
 1/23/03    10/1/02-12/31/02    1/30/03     6.94%     225,000
  5/8/03      1/1/03-3/31/03    5/15/03     8.00%     253,708
  8/7/03      4/1/03-6/30/03    8/15/03     7.46%     245,000
11/06/03      7/1/03-9/30/03   11/15/03     7.46%     245,000
 1/29/04    10/1/03-12/31/03    2/15/04     8.00%     259,347
  5/6/04      1/1/04-3/31/04    5/15/04     8.00%     255,827

(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03 for a total payment of $225,000.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to:
(i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At March 31, 2004 there were approximately 68,797 shares purchased through the Reinvestment Plan.

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

 (5) PROPERTY ACQUISITION

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

Liquidity and Capital Resources

     As of March 31, 2004, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

   Accordingly, on November 6, 2003, the Board of Directors unanimously approved a Plan of Liquidation and voted to recommend that the stockholders approve the Plan of Liquidation. The Fund intends to seek approval of the Plan of Liquidation at the 2004 Annual Meeting of the Stockholders. The Fund has submitted a Proxy Statement to the Securities and Exchange Commission ("the Commission"). Subject to comment by the Commission the Fund intends to distribute the proxy statement to investors in the second quarter of 2004. The Plan of Liquidation provides that, if approved by stockholders, the Fund will seek to sell all of its assets within a twenty-four month period to an unaffiliated third party or parties and, subject to payment of the Fund's liabilities, distribute the net proceeds thereof to the stockholders, wind down the Fund's business and dissolve. To date, the Fund has not entered into any binding contracts or letters of intent to sell any of its properties and, therefore, the material terms of the liquidation are still to be finally determined.

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of March 31, 2004.

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

   For the purpose of the following analysis, 2003 information is presented on the going concern basis.

Results of Operations - 3 months - 2004 Compared to 2003

   Total  income  for  the  period  ended  March  31,  2004   was
approximately   $324,000.   Total  expenses  were   approximately
$16,000 and net income was approximately $308,000.

   Total income was approximately $324,000 in 2004 compared to approximately $305,000 in 2003, an increase of approximately $19,000. This increase was due to an increase in rental income of $22,000 offset by a decrease in interest and other income of $3,000. Rental income increased as a result of the June 18, 2003 acquisition of the three Dollar General stores.

   Total expenses incurred in 2004 were approximately $16,000, compared to approximately $106,000 in 2003, a decrease of approximately $90,000. The decrease was due primarily to a $44,000 decrease in depreciation and amortization as a result of the liquidation basis of accounting. In addition advisory fees decreased $36,000, directors fees decreased $3,000 and general and administrative expense decreased $7,000 all as a result of the expenses being reclassed against the reserve for liquidation.

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

Item 3. Controls and Procedures

   Within 90 days prior to the date of this 2003 Quarterly Report, we completed an evaluation, under the supervision and with the participation of management, including our Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

   No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                    PART II OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports On Form 8-K


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

                              BRAUVIN NET LEASE V, INC.


                              By:  /s/ James L. Brault
                                   James L. Brault
                                   Executive  Vice President  and
                                   Secretary

                                   DATE: May 20, 2004


                              By:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer

                                  DATE: May 20, 2004






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

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented  in  this  report our conclusions  about  the
          effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

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


                    BY:  /s/Jerome J. Brault
                         Jerome J. Brault
                         Chief Executive Officer

                         DATE: May 20, 2004



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

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


                    BY:  /s/ Thomas E. Murphy
                         Thomas E. Murphy
                         Chief Financial Officer

                         DATE: May 20, 2004




                           Exhibit 99
                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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


                     /s/ Jerome J. Brault
                    Jerome J. Brault
                    Chief Executive Officer

                    DATE:  May 20, 2004

                     /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:  May 20, 2004