Form 10QSB
period 2004-06-30
BRAUVIN NET LEASE V INC
filed 2004-08-20
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2004

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


As of August 15, 2004, the registrant had 1,286,163 shares of Common Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .



                      BRAUVIN NET LEASE V, INC.
                      (a Maryland corporation)


                              INDEX
                  PART I -Financial Information
                                                         Page
Item 1.   Consolidated Financial Statements                  3

          Consolidated Statement of Net Assets in Liquidation
          as of June 30, 2004 (Liquidation Basis)            4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          June 30, 2004 (Liquidation Basis)                  5

          Consolidated Statements of Operations for the
          six months ended June 30, 2004 (Liquidation Basis)and
          June 30, 2003 (Going Concern Basis)                6

          Consolidated Statements of Operations for the
          three months ended June 30, 2004 (Liquidation Basis)
          and June 30, 2003 (Going Concern Basis)            7

          Consolidated Statement of Cash Flow for the
          six months ended June 30, 2003                     8

          Notes to Consolidated Financial Statements         9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      22

Item 3.   Controls and Procedures                           26

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 27

Item 2.   Changes in Securities                             27

Item 3.   Defaults Upon Senior Securities.                  27

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            27

Item 5.  Other Information                                  27

Item 6.  Exhibits and Reports on Form 8-K                   28

Signatures                                                  29



                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to June 30, 2004 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2004 (Liquidation Basis) and June 30, 2003 (Going Concern Basis), Consolidated Statements of Operations for the three months ended June 30, 2004 (Liquidation Basis) and June 30, 2003 (Going Concern Basis) and Consolidated statement of Cash Flow for the six months ended June 30, 2003 (Going Concern Basis) for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2003 Annual Report on Form 10-KSB.



                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                JUNE 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                    $13,469,126
Cash and cash equivalents                        576,417
Tenant Receivables                                 4,702
                                             -----------

  Total Assets                                14,050,245
                                             -----------

LIABILITIES

Accounts payable and accrued expenses             35,554
Deferred gain on sale of real estate           3,793,484
Prepaid rent                                      44,222
Reserve for estimated costs during
  the period of liquidation                      395,595
Tenant security deposits                           9,794
Due to affiliates                                  2,076
                                             -----------
  Total Liabilities                            4,280,725
                                             -----------
Net Assets in Liquidation                    $ 9,769,520
                                             ===========














  See accompanying notes to consolidated financial statements.



                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
           THE PERIOD JANUARY 1, 2004 TO JUNE 30, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2004  $9,671,560

Income from operations                           613,134

Dividends                                       (515,174)
                                              ----------

Net assets in liquidation at June 30, 2004    $9,769,520
                                              ==========
























  See accompanying notes to consolidated financial statements.




                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


                    STATEMENTS OF OPERATIONS
   FOR THE SIX MONTHS ENDED JUNE 30, 2004 (LIQUIDATION BASIS)
             AND JUNE 30, 2003 (GOING CONCERN BASIS)
                           (Unaudited)


                              June 30,     June 30,
                                2004         2003
                             --------      --------
INCOME
Rental                       $646,538      $605,365
Other charges to tenants        5,962            --
Interest                           --         6,022
                             --------      --------
  Total income                652,500       611,387
                             --------      --------

EXPENSES
Directors' fees                    --         6,000
Advisory fees                      --       105,438
Management fees                 6,453         6,432
Depreciation and Amortization      --        87,494
Real estate tax                 4,702            --
General and administrative     28,211        53,296
                             --------      --------
  Total expenses               39,366       258,660
                             --------      --------

Net income                   $613,134      $352,727
                             ========      ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.48      $   0.27
                             ========      ========












  See accompanying notes to consolidated financial statements.




                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)



                    STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED JUNE 30, 2004 (LIQUIDATION BASIS)
             AND JUNE 30, 2003 (GOING CONCERN BASIS)
                           (Unaudited)


                              June 30,     June 30,
                                2004         2003
                             --------      --------
INCOME
Rental                       $322,639      $303,851
Other charges to tenants        5,962            --
Interest                           --         2,412
                             --------      --------
  Total income                328,601       306,263
                             --------      --------
EXPENSES
Directors' fees                    --         3,000
Advisory fees                      --        69,189
Management fees                 3,154         3,442
Depreciation and Amortization      --        43,468
Real Estate Tax                 4,702            --
General and administrative     15,977        33,566
                             --------      --------
  Total expenses               23,833       152,665
                             --------      --------

Net income                   $304,768      $153,598
                             ========      ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.24      $   0.12
                             ========      ========










  See accompanying notes to consolidated financial statements.





                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


                   STATEMENT OF CASH FLOW FOR
               THE SIX MONTHS ENDED JUNE 30, 2003
                      (GOING CONCERN BASIS)
                           (Unaudited)

Cash Flow From Operating Activities
Net Income                                $352,727
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization               87,494
Amortization of acquired above
 market lease                                9,666
Changes in:
 Tenant receivables                         21,060
 Deferred rent receivable                  (14,738)
 Prepaid expenses                            3,724
 Accounts payable and
  Accrued expenses                          (4,697)
 Security deposits                           9,794
 Rents received in advance                     877
 Due to affiliates                             (30)
                                         ---------
Net cash provided by operating
 activities                                465,877
                                         ---------


Cash Flows From Investing Activities:
Purchase of property                      (956,568)
                                         ---------
Net cash used in investing activities     (956,568)
                                         ---------

Cash Flows From Financing Activities:
Dividends                                 (478,708)
                                         ---------
Net cash used in
 financing activities                     (478,708)
                                         ---------
Net decrease in cash and
 cash equivalents                         (969,399)
Cash and cash equivalents
 at beginning of the period              1,559,500
Cash and cash equivalents                ---------
 at end of period                        $ 590,101
                                         =========

See accompanying notes to consolidated financial statements.



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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 2004, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other
offering                                                   costs.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2004.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2004. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended June 30, 2004.

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

   The fair value estimates presented herein are based on information available to management as of June 30, 2004, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at June 30, 2004.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 2004 and 2003 were as follows:

                               2004                 2003
                             -------              --------
Advisory fees                $72,498              $105,438
Reimbursable office expenses   8,100                 6,750
Management fees                6,453                 6,432
                             -------              --------
                             $87,051              $118,620
                             =======              ========

   As of June 30, 2004 the Fund made all payments to affiliates except for $1,257 for management fees and $819 for reissue fees.

(4)  DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2002:
                                          Annualized
Declaration      Record        Payment     Dividend
   Date           Dates          Date(a)     Rate      Amount
--------    ----------------   --------    -------   --------
 1/24/02    10/1/01-12/31/01    2/15/02      8.25%   $267,452
 5/08/02      1/1/02-3/31/02    5/15/02      8.25%    261,639
 8/08/02      4/1/02-6/30/02    8/15/02     23.17%    745,000
11/12/02      7/1/02-9/30/02   11/15/02      5.44%    175,000
 1/23/03    10/1/02-12/31/02    1/30/03      6.94%    225,000
  5/8/03      1/1/03-3/31/03    5/15/03      8.00%    253,708
  8/7/03      4/1/03-6/30/03    8/15/03      7.46%    245,000
11/06/03      7/1/03-9/30/03   11/15/03      7.46%    245,000
 1/29/04    10/1/03-12/31/03    2/15/04      8.00%    259,347
  5/6/04      1/1/04-3/31/04    5/15/04      8.00%    255,827
  8/5/04      4/1/04-6/30/04    8/15/04      8.00%    255,657

(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03 for a total payment of $225,000.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to:
(i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At June 30, 2004 there were approximately 68,797 shares purchased through the Reinvestment Plan.


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


 (6)  SUBSEQUENT EVENT

   The Fund has entered into a contract to sell the Firestone and Jiffy Lube properties in one transaction. The terms of the contract allows the potential purchaser a thirty five day due diligence period and if the properties are accepted by the potential purchaser closing will follow within thirty days thereafter. In addition, the Fund has reached an agreement in principle for the sale of the Chili's property. The Chili's purchase and sale agreement is currently being negotiated. However, there can be no assurance that either of the contemplated transactions will close.




                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


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

Liquidity and Capital Resources

     As of June 30, 2004, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

   The Fund has entered into a contract to sell the Firestone and Jiffy Lube properties in one transaction. The terms of the contract allows the potential purchaser a thirty five day due diligence period and if the properties are accepted by the potential purchaser closing will follow within thirty days thereafter. In addition, the Fund has reached an agreement in principle for the sale of the Chili's property. The Chili's purchase and sale agreement is currently being negotiated. However, there can be no assurance that either of the contemplated transactions will close.

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

   Accordingly, on November 6, 2003, the Board of Directors unanimously approved a Plan of Liquidation and voted to recommend that the stockholders approve the Plan of Liquidation. The Stockholders voted to approve the plan of liquidation at the Annual Meeting. The Plan of Liquidation provides that the Fund will seek to sell all of its assets within a twenty-four month period to an unaffiliated third party or parties and, subject to payment of the Fund's liabilities, distribute the net proceeds thereof to the stockholders, wind down the Fund's business and dissolve. To date, the Fund entered into two letters of intent to sell three of its properties. However, since agreement for the sale of the majority of the Fund's properties have not yet been reached, the material terms of the liquidation are still to be finally determined.

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2004.

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

Results of Operations - 6 months - 2004 Compared to 2003

   Total   income  for  the  period  ended  June  30,  2004   was
approximately   $653,000.   Total  expenses  were   approximately
$39,000 and net income was approximately $613,000.

   Total income was approximately $653,000 in 2004 compared to approximately $611,000 in 2003, an increase of approximately $41,000. This increase was due to an increase in rental income of $42,000 offset by a decrease in interest and other income of $6,000. Real estate tax reimbursement income increased approximately $5,000. Rental income increased as a result of the June 18, 2003 acquisition of the three Dollar General stores.

   Total expenses incurred in 2004 were approximately $39,000, compared to approximately $259,000 in 2003, a decrease of approximately $220,000. The decrease was due primarily to a $88,000 decrease in depreciation and amortization as a result of the liquidation basis of accounting. In addition advisory fees decreased $106,000, directors fees decreased $6,000 and general and administrative expense decreased $25,000 all as a result of the expenses being reclassed against the reserve for liquidation. Partially offsetting the decrease in expenses was an increase in real estate tax expense of $5,000.

Results of Operations - 3 months - 2004 Compared to 2003

   The Fund generated net income of $305,000 for the three months ended June 30, 2004 as compared to net income of $154,000 for the three months ended June 30, 2003.

   Total income for the three months ended June 30, 2004 was $329,000 as compared to $306,000 for the same three month period in 2003, an increase of $22,000. The $22,000 increase was due to an increase in rental income of $20,000, offset by a decrease in interest and other income of $2,000. Real estate tax reimbursement income increased approximately $5,000.

   For the three months ended June 30, 2004, total expenses were $24,000 as compared to $154,000 for the same three month period in 2003, a decrease of $129,000. The decrease was due primarily to a $43,000 decrease in depreciation and amortization as a result of the liquidation basis of accounting. In addition advisory fees decreased $69,000, directors fees decreased $3,000 and general and administrative expense decreased $18,000 all as a result of the expenses being reclassed against the reserve for liquidation. Partially offsetting the decrease in expenses was an increase in real estate tax expense of $5,000.

Item 3. Controls and Procedures

   Within 90 days prior to the date of this 2004 Quarterly Report, we completed an evaluation, under the supervision and with the participation of management, including our Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

   No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.





                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)



                    PART II OTHER INFORMATION


Item 1.  Legal Proceedings.

   None.

Item 2.  Changes in Securities.

   None.

Item 3.  Defaults upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   An  annual meeting of stockholders was held on June 30,  2004.
The following is a list of directors whose term of office was retained:

   Jerome J. Brault
   James L. Brault
   Michael K. Huff
   Gregory S. Kobus
   Kenneth S. Nelson

    The selection of Alschuler, Melvoin and Glasser LLP as independent accountants for the fund year ended December 31, 2004 was submitted for a vote. There were 704,600.7576 shares voted "FOR" the ratification and 10,406.5810 shares voted "AGAINST", and 87,019.902 abstained. Based on the number of shares voted "FOR", Alschuler, Melvoin and Glasser LLP was retained as independent accountant.

   Additionally, the stockholders voted on the dissolution of the Company pursuant to a plan of liquidation. There were 734,103.1521 shares voted "FOR" this proposal and 26,203.76225 shares voted "AGAINST". Based on the number of shares voted "FOR" the dissolution of the Company pursuant to the plan of liquidation was approved.

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

                                   DATE: August 19, 2004


                              By:  /s/ Thomas E. Murphy
                                       Thomas E. Murphy
                                       Chief Financial Officer

                                   DATE: August 19, 2004



                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


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


                    BY:  /s/Jerome J. Brault
                            Jerome J. Brault
                            Chief Executive Officer

                         DATE: August 19, 2004




                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


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

                    BY:  /s/ Thomas E. Murphy
                             Thomas E. Murphy
                             Chief Financial Officer

                         DATE: August 19, 2004




                           Exhibit 99
                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                    DATE:  August 19, 2004

                     /s/ Thomas E. Murphy
                         Thomas E. Murphy
                         Chief Financial Officer

                    DATE:  August 19, 2004