Form 10QSB
period 2004-09-30
BRAUVIN NET LEASE V INC
filed 2004-11-15
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 2004____

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

    For the transition period from ____N/A___ to ___N/A____

    Commission File Number _____0-28332______

    ___________________BRAUVIN NET LEASE V, INC.___________
     (Name of small business issuer as specified in its charter)

    __________Maryland___________        _____36-3913066___
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)      Identification No.)

    30 North LaSalle Street, Chicago, Illinois        60602
     (Address of principal executive offices)       (Zip Code)

    _____________________(312) 759-7660____________________
        (Issuer's telephone number, including area code)


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



                              INDEX
                  PART I -Financial Information
                                                            Page
Item 1.   Consolidated Financial Statements                   3

          Consolidated Statement of Net Assets in Liquidation
          as of September 30, 2004 (Liquidation Basis)        4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          September 30, 2004 (Liquidation Basis)              5

          Consolidated Statements of Operations for the
          nine months ended September 30, 2004 (Liquidation
          Basis)and September 30, 2003 (Going Concern Basis)  6

          Consolidated Statements of Operations for the three months ended September 30, 2004 (Liquidation
          Basis) and September 30, 2003 (Going Concern Basis) 7

          Consolidated Statement of Cash Flow for the
          nine months ended September 30, 2003                8

          Notes to Consolidated Financial Statements          9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                        22

Item 3.   Controls and Procedures                             27

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                   28

Item 2.   Changes in Securities                               28

Item 3.   Defaults Upon Senior Securities.                    28

Item 4.  Submission of Matters to a Vote of Security
         Holders                                              28

Item 5.  Other Information                                    28

Item 6.  Exhibits and Reports on Form 8-K                     28

Signatures                                                    29




                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to September 30, 2004 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2004 (Liquidation Basis) and September 30, 2003 (Going Concern Basis), Consolidated Statements of Operations for the three months ended September 30, 2004 (Liquidation Basis) and September 30, 2003 (Going Concern Basis) and Consolidated statement of Cash Flow for the nine months ended September 30, 2003 (Going Concern Basis) for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2003 Annual Report on Form 10-KSB.




                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                    $13,469,126
Cash and cash equivalents                        559,296
Prepaid expenses                                   8,823
Tenant Receivables                                11,024
                                             -----------

  Total Assets                                14,048,269
                                             -----------
LIABILITIES

Accounts payable and accrued expenses             69,285
Deferred gain on sale of real estate           3,793,484
Prepaid rent                                      44,222
Reserve for estimated costs during
   the period of liquidation                     339,936
Tenant security deposits                           9,794
Due to affiliates                                  1,318
                                             -----------
  Total Liabilities                            4,258,039
                                             -----------
Net Assets in Liquidation                    $ 9,790,230
                                             ===========














  See accompanying notes to consolidated financial statements.



                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)



      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
        THE PERIOD JANUARY 1, 2004 TO SEPTEMBER 30, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net  assets in liquidation at January 1, 2004          $9,671,560

Income from operations                                    889,500

Dividends                                                (770,830)
                                                       ----------

Net  assets in liquidation at September 30, 2004       $9,790,230
                                                       ==========




















  See accompanying notes to consolidated financial statements.



                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)



                    STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (LIQUIDATION BASIS)
          AND SEPTEMBER 30, 2003 (GOING CONCERN BASIS)
                           (Unaudited)


                          SEPTEMBER 30,  SEPTEMBER 30,
                           ___2004__      ___2003__
INCOME
Rental                       $970,474      $927,396
Other charges to tenants       26,854        27,886
Interest                           --         6,022
                             --------      --------
  Total income                997,328       961,304
                             --------      --------
EXPENSES
Directors' fees                    --         9,000
Advisory fees                      --       141,647
Management fees                 9,883         9,312
Depreciation and amortization      --       137,470
Real estate tax                24,964        23,788
General and administrative     72,981        94,848
                             --------      --------
  Total expenses              107,828       416,065
                             --------      --------

Net income                   $889,500      $545,239
                             ========      ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.69      $   0.42
                             ========      ========












  See accompanying notes to consolidated financial statements.




                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)


                    STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (LIQUIDATION BASIS)
          AND SEPTEMBER 30, 2003 (GOING CONCERN BASIS)
                           (Unaudited)


                           SEPTEMBER 30,  SEPTEMBER 30,
                            ___2004__      ___2003__
INCOME
Rental                       $323,936      $325,929
Other charges to tenants       20,892        23,988
                             --------      --------
  Total income                344,828       349,917
                             --------      --------
EXPENSES
Directors' fees                    --         3,000
Advisory fees                      --        36,209
Management fees                 3,430         2,880
Depreciation and amortization      --        49,976
Real estate tax                20,262        23,788
General and administrative     44,770        41,552
                             --------      --------
  Total expenses               68,462       157,405
                             --------      --------

Net income                   $276,366      $192,512
                             ========      ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.21      $   0.15
                             ========      ========










  See accompanying notes to consolidated financial statements.




                   BRAUVIN NET LEASE V, INC.
                   (a Maryland corporation)



                   STATEMENT OF CASH FLOW FOR
            THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                      (GOING CONCERN BASIS)
                           (Unaudited)
Cash Flow From Operating Activities
Net Income                              $   545,239
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization               137,470
Amortization of acquired above
 market lease                                13,953
Changes in:
 Tenant receivables                          (2,298)
 Deferred rent receivable                   (21,682)
 Prepaid expenses                            (2,957)
 Accounts payable and
  Accrued expenses                            7,880
 Security deposits                            9,794
 Rents received in advance                  (39,592)
 Due to affiliates                             (347)
                                        -----------
Net cash provided by operating
 activities                                 647,460
                                        -----------

Cash Flows From Investing Activities:
Purchase of property                       (956,568)
                                        -----------
Net cash used in investing activities      (956,568)
                                        -----------

Cash Flows From Financing Activities:
Dividends                                  (723,708)
                                        -----------
Net cash used in
 financing activities                      (723,708)
                                        -----------
Net decrease in cash and
 cash equivalents                        (1,032,816)
Cash and cash equivalents
 at beginning of the period               1,559,500
Cash and cash equivalents               -----------
 at end of period                       $   526,684
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

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At September 30, 2004, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

    On November 6, 2003 the Board of Directors approved the adoption of a plan of liquidation which contemplates the sale of all of the Fund's assets within a twenty-four month period. On June 30, 2004 the stockholders also approved the plan of liquidation.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2004.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2004. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended September 30, 2004.

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

   The fair value estimates presented herein are based on information available to management as of September 30, 2004, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at September 30, 2004.

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

   Recent Accounting Pronouncements

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). Generally, the rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" would require that debt extinguishment costs are to no longer be treated as extraordinary items. The amendment to FASB No. 13, "Accounting for Leases" requires sale-leaseback accounting for certain lease modifications that have the economic effects that are similar to sale-leaseback transactions. This statement is generally effective for the period ending December 31, 2003.

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

   Reclassifications

   Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. This has not affected the previously reported results of operations.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the nine months ended September
30, 2004 and 2003 were as follows:

                              ___2004__              ___2003__
Advisory fees                  $108,747              $141,647
Reimbursable office expenses     12,150                28,805
Management fees                   9,883                 9,312
                               --------              --------
                               $130,780              $179,764
                               ========              ========

   As of September 30, 2004 the Fund made all payments to affiliates except for $1,318 for management fees.

(4)  DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2002:
                                          Annualized
Declaration      Record        Payment     Dividend
   Date           Dates          Date(a)     Rate      Amount
---------   ---------------   ---------    -------   --------

 1/24/02    10/1/01-12/31/01    2/15/02     8.25%    $267,452
 5/08/02      1/1/02-3/31/02    5/15/02     8.25%     261,639
 8/08/02      4/1/02-6/30/02    8/15/02    23.17%     745,000
11/12/02      7/1/02-9/30/02   11/15/02     5.44%     175,000
 1/23/03    10/1/02-12/31/02    1/30/03     6.94%     225,000
 5/08/03      1/1/03-3/31/03    5/15/03     8.00%     253,708
 8/07/03      4/1/03-6/30/03    8/15/03     7.46%     245,000
11/06/03      7/1/03-9/30/03   11/15/03     7.46%     245,000
 1/29/04    10/1/03-12/31/03    2/15/04     8.00%     259,347
  5/6/04      1/1/04-3/31/04    5/15/04     8.00%     255,827
  8/5/04      4/1/04-6/30/04    8/15/04     8.00%     255,657
11/04/04      7/1/04-9/30/04   11/15/04     8.00%     258,639

(a) An $80,000 payment was made on 1/30/03 and a $145,000 payment was made on 1/31/03 for a total payment of $225,000.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund has registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. Funds raised through the Reinvestment Plan will be utilized to:
(i) purchase shares from existing stockholders who have notified the Fund of their desire to sell their shares or held for subsequent redemptions; or (ii) purchase additional properties. The stockholders electing to participate in the Reinvestment Plan were charged a service charge, in an amount equal to 1% of their distributions, which was paid to an affiliate of the Advisor to defray the administrative costs of the Reinvestment Plan. At September 30, 2004 there were approximately 68,797 shares purchased through the Reinvestment Plan.


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



 (6) SUBSEQUENT EVENT

   The  Fund  entered into a contract to sell the  Firestone  and
Jiffy Lube properties in one transaction. The terms of the contract allowed the potential purchaser a thirty five day due diligence period and if the properties were accepted by the potential purchaser closing would followed within thirty days thereafter. This potential purchaser terminated the agreement during its due diligence period. However, in the fourth quarter the Fund has entered a contract with another potential purchaser of the Firestone and Jiffy Lube properties. The terms of the contract allow the potential purchaser a thirty two day due diligence period and if the properties are accepted by the potential purchaser closing would follow within thirty days thereafter.

   In addition, the Fund has entered a contract for the sale of the Chili's property for sale price of $1,535,000. The potential purchaser has waived off on their due diligence. The sale of this property is scheduled to be completed by the end of December 2004.

   However, there can be no assurance that either of the contemplated transactions will ultimately close.

   Further subsequent to the end of the third quarter the Fund reached an agreement in principle to extend the lease of the Blockbuster Video store in Lakewood, Colorado for one year.




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

Liquidity and Capital Resources

     As of September 30, 2004, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

   The Fund has replaced the sold properties in accordance with the acquisition guidelines of the Fund.
   The  Fund  entered into a contract to sell the  Firestone  and
Jiffy Lube properties in one transaction. The terms of the contract allowed the potential purchaser a thirty five day due diligence period and if the properties were accepted by the potential purchaser closing would followed within thirty days thereafter. This potential purchaser terminated the agreement during its due diligence period. However, in the fourth quarter the Fund has entered a contract with another potential purchaser of the Firestone and Jiffy Lube properties. The terms of the contract allow the potential purchaser a thirty two day due diligence period and if the properties are accepted by the potential purchaser closing would follow within thirty days thereafter.

   In addition, the Fund has entered a contract for the sale of the Chili's property for sale price of $1,535,000. The potential purchaser has waived off on their due diligence. The sale of this property is scheduled to be completed by the end of December 2004.

   However, there can be no assurance that either of the contemplated transactions will ultimately close.

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

   Accordingly, on November 6, 2003, the Board of Directors unanimously approved a Plan of Liquidation and voted to recommend that the stockholders approve the Plan of Liquidation. The Stockholders voted to approve the plan of liquidation at the Annual Meeting. The Plan of Liquidation provides that the Fund will seek to sell all of its assets within a twenty-four month period to an unaffiliated third party or parties and, subject to payment of the Fund's liabilities, distribute the net proceeds thereof to the stockholders, wind down the Fund's business and dissolve. To date, the Fund entered into two contracts to sell three of its properties. However, since agreement for the sale of the majority of the Fund's properties have not yet been reached, the material terms of the liquidation are still to be finally determined.

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of September 30, 2004.

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

Results of Operations - 9 months - 2004 Compared to 2003

   Total  income  for  the period ended September  30,  2004  was
approximately   $997,000.   Total  expenses  were   approximately
$108,000 and net income was approximately $890,000.

   Total income was approximately $997,000 in 2004 compared to approximately $961,000 in 2003, an increase of approximately $36,000. This increase was due to an increase in rental income of $43,000 offset by a decrease in interest and other income of $6,000. Real estate tax reimbursement income increased approximately $1,000. Rental income increased as a result of the June 18, 2003 acquisition of the three Dollar General stores.

   Total expenses incurred in 2004 were approximately $108,000, compared to approximately $416,000 in 2003, an decrease of approximately $308,000. The decrease was due primarily to a $137,000 decrease in depreciation and amortization as a result of the liquidation basis of accounting. In addition advisory fees decreased $142,000, directors fees decreased $9,000 and general and administrative expense decreased $22,000 all as a result of the expenses being reclassed against the reserve for liquidation. Partially offsetting the decrease in expenses was an increase in real estate tax expense of $1,000.

Results of Operations - 3 months - 2004 Compared to 2003

   The Fund generated net income of $276,000 for the three months ended September 30, 2004 as compared to net income of $193,000 for the three months ended September 30, 2003.

   Total income for the three months ended September 30, 2004 was $345,000 as compared to $350,000 for the same three month period in 2003, a decrease of $5,000. The $5,000 decrease was due to a decrease in rental income of $2,000, and a $3,000 decrease in real estate tax reimbursement income.

   For the three months ended September 30, 2004, total expenses were $68,000 as compared to $157,000 for the same three month period in 2003, a decrease of $89,000. The decrease was due primarily to a $50,000 decrease in depreciation and amortization as a result of the liquidation basis of accounting. In addition advisory fees decreased $36,000, directors fees decreased $3,000 and general and administrative expense increased $3,000 all as a result of the expenses being reclassed against the reserve for liquidation. In addition real estate tax expense decreased $4,000.

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

                                   DATE: November 15, 2004


                              By:  /s/ Thomas E. Murphy
                                       Thomas E. Murphy
                                  Chief Financial Officer

                                   DATE: November 15, 2004






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

                         DATE: November 15, 2004





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

                    BY:  /s/ Thomas E. Murphy
                             Thomas E. Murphy
                         Chief Financial Officer

                         DATE: November 15, 2004



                           Exhibit 99


                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                     /s/ Jerome J. Brault
                         Jerome J. Brault
                    Chief Executive Officer

                    DATE:  November 15, 2004

                     /s/ Thomas E. Murphy
                         Thomas E. Murphy
                    Chief Financial Officer

                    DATE:  November 15, 2004