Form 10KSB
period 2004-12-31
BRAUVIN NET LEASE V INC
filed 2005-04-12
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of  1934.

                 For the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State   issuer's  revenues  for  its  most  recent  fiscal   year:
$1,345,675.

The aggregate market value of the Common Stock held by non-affiliates as of March 28, 2005 was $12,024,711. As of March 28,
2005, the registrant had 1,286,163 shares of Common Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .



                   BRAUVIN NET LEASE V, INC.
                 2004 FORM 10-KSB ANNUAL REPORT
                             INDEX
                             PART I
                                                         Page
Item 1.  Description of Business                           3

Item 2.  Description of Properties                         5

Item 3.  Legal Proceedings                                12

Item 4.  Submission of Matters to a Vote of Security
         Holders                                          12

                            PART II
Item 5.  Market for Common Equity and
         Related Stockholder Matters                      13

Item 6.  Management's Discussion and Analysis or Plan
         of Operation                                     15

Item 7.  Consolidated Financial Statements                19

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure              19

Item 8a. Controls and Procedures                          20

Item 8b. Other Information                                20

                            PART III
Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act                              21

Item 10. Executive Compensation                           26

Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                   26

Item 12. Certain Relationships and Related Transactions   26

Item 13. Exhibits                                         28

Item 14. Principal Accountant Fees and Services           32

Signatures                                                34
                                2


                             PART I

Item 1.  Description of Business.

General

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002 and three
Dollar General Stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan was available for those stockholders who wished to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 2004, the Fund had outstanding 1,286,163 shares and the gross proceeds raised were $13,545,075, excluding liquidations of $663,172, and including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

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

   On  November  6,  2003  the Board of  Directors  approved  the adoption of a Plan of Liquidation which was ratified by the stockholders on June 30, 2004. The Plan of Liquidation contemplates the sale of all of the Fund's assets within a twenty four month period. See "Management's Discussion and Analysis or Plan of Operation - Adoption of a Plan of Liquidation" below for more detailed information.

Market Conditions/Competition

   Prior to the acquisition of the Fund's properties, the Fund had competed with many other entities engaged in real estate investment activities to acquire property, some of which had greater resources than the Fund. In addition, the number of entities and the amount of funds available for investment in properties of a type suitable for investment by the Fund may have resulted in increased competition for such investments and possibly increased the prices paid therefore.

   As it is anticipated that the leases at the Fund's properties will entitle the Fund to participate in gross receipts of lessees above fixed minimum amounts, the success of the Fund will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities. The Fund's business is not seasonal.

Item 2.  Description of Properties.

   The   following   is  a  summary  of  the  real   estate   and
improvements owned by the Fund at January 1, 2003 and subsequent transactions related thereto.



Country Harvest Buffet Restaurant

   On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property was originally leased to Country Harvest Buffet Restaurants, Inc. under a triple net lease. The tenant discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. In January, 1998, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. Moon Buffet opened for business mid-April 1998. The Moon Buffet lease is triple net, which requires monthly payments of minimum base rent in the amount of $8,721 with periodic increases in rent beginning in the third sublease year. Under the Moon Buffet sublease no percentage rental payments will be made to the Fund. The Moon Buffet lease is scheduled to expire in November, 2014. At December 31, 2004, Moon Buffet is paying a monthly rental amount of $11,002 to the Fund.

   The Fund entered an agreement for the sale of the property in the fourth quarter of 2004. However, the potential purchases terminated the contract during its due diligence period. In the first quarter of 2005, the Fund entered another agreement for the sale of the property. The purchaser is currently in its due diligence period.

Blockbuster Video

   On January 31, 1995, the Fund purchased a 6,515 square foot building and the underlying land which was occupied by a Blockbuster Video store (the "BBV Property") located in Lakewood, Colorado (metropolitan Denver), from an unaffiliated party, for $1,120,000 plus closing costs. The BBV Property was leased to Blockbuster Video, Inc. under a triple net, ten-year lease that expired in 2004. The lease required a minimum base rent each month in the amount of $10,254 plus periodic increases beginning in the sixth lease year. The Fund has entered into a one year lease extension with a December 2005 maturity. At December 31, 2004, the monthly rent for this property is $11,792.

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

   In 2001, Brinker expressed a desire to close the Birmingham, Alabama facility and exchange this property for a better performing property that Brinker owned in Tucker, Georgia. The Fund and Brinker agreed to this exchange and in the second quarter of 2002, the like kind property exchange was completed. As a result of this exchange the base rent remained the same, but the percentage rent breakpoint was reduced by approximately $200,000 and the Fund's percentage of revenue in excess of the breakpoint was reduced from 6% to 4.75%. The Fund's expenses related to this transaction were primarily related to legal and title fees. These expenses were recorded as general and administrative expenses.

   On  December 17, 2004 the Fund sold the Chili's Property to an
unaffiliated third party for the sales price of $1,535,000.   The
net proceeds received were approximately $1,527,000.

Hollywood Entertainment

   On July 31, 1995, the Fund purchased an 8,000 square foot building and the underlying land which was occupied by a Video Watch store (the "Video Property") located in Beloit, Wisconsin, from an unaffiliated party, for $830,000 plus closing costs. The Video Property was leased to Video Watch, Inc. ("Video Watch"), under a triple net, ten-year lease with one five-year extension option. The lease requires a minimum base rent each month in the amount of $8,000 plus periodic increases beginning in the third lease year. At December 31, 2004, the monthly rent for this property is $9,333.

   In  August 1995, Hollywood Entertainment Corporation  acquired
Video  Watch,  Inc.  and shortly thereafter converted  the  Video
Watch property to a Hollywood Video. The terms and conditions of the original lease for this property remain unchanged.

     In   January,  2005,  Hollywood  Entertainment   Corporation
exercised its five year extension option.

   The  Fund  has commenced marketing the property for  sale  and
has  received  initial  indications  of  interest.   However,  no
definitive agreement for sale has been reached at this time.

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

   In January 2005, the Fund and Pier 1 agreed to a five year lease extension commencing in 2006 with two successive five year renewal options.

   In the first quarter of 2005, the Fund entered an agreement to sell the property to an unaffiliated third party. However, the properties purchaser terminated the agreement during its due diligence period. The Fund is currently marketing the property for sale.

Taylor Rental

   On November 22, 1996, the Fund purchased a 5,000 square foot building and the underlying land which was occupied by a Taylor Rental Facility (the "Taylor Property") located in Jacksonville, Florida, from an unaffiliated party, for $650,000 plus closing costs. The Taylor Property has been leased to General Rental and guaranteed by Stanley Works Corporation, under a triple net lease, for a remaining term ending July 31, 2007. The lease requires General Rental to pay base rent each month in the amount of $5,811 with rent escalations every three years based upon 66% of CPI increase. At December 31, 2004, the monthly rent for this property is $6,875.

   In  the first quarter of 1999, General Rental discontinued its
operations.   The  Fund does not anticipate that  this  situation
will adversely affect the Fund's cash flow, as rent has continued to be paid on the lease.

   Stanley Works has secured a new subtenant for this location. On October 16, 2002, a sublease was executed between The Stanley Works, successor to General Rental Company, Inc.(Sublessor) and Marine Max of Southeast Florida, LLC (Sublessee) and MarineMax Inc. a Delaware corporation (Guarantor). Marine Max has vacated the property and has executed a sublease with a local operator. The sublease is currently being reviewed by the Stanley Works.

   The Fund has entered an agreement for sale of the property to an unaffiliated third party. The sale is subject to the Fund being able to successfully terminate the existing lease and sublease. The properties potential purchaser is currently in its due diligence period.


Jiffy Lube & Firestone

   On February 20, 1997, effective as of January 22, 1997, the Fund, through a wholly-owned subsidiary intended to qualify as a qualified REIT subsidiary, purchased two buildings consisting of a 6,580 square foot building and the underlying land, which was occupied by a Firestone Tire & Service Center facility (the "Firestone Facility") and a 2,440 square foot building and the underlying land, which was occupied by a Jiffy Lube oil change facility (the "Jiffy Lube Facility"), both located in East Norriton Township, Pennsylvania from an unaffiliated party for $1,450,000 plus closing costs. The Firestone Facility was subject to an existing lease to Bridgestone/Firestone Inc. ("Firestone") under a triple net lease (except the landlord is responsible for structural, roof and exterior repairs) for an initial term of 25 years ending January 31, 2013, which requires Firestone to pay a minimum base rent each month in the amount of $7,975 plus periodic increases and percentage rent. At December 31, 2004, the monthly rent for this property is $9,650.

   The Jiffy Lube Facility was subject to an existing lease to Jiffy Lube International of Maryland, Inc. ("Jiffy Lube") under a triple net lease for an initial term of 20 years ending May 8, 2007, which requires Jiffy Lube to pay a minimum base rent each month in the amount of $6,570 plus periodic increases and percentage rent. At December 31, 2004, the monthly rent for this property is $7,950.

   In 2004, the Fund entered into a contract to sell the Firestone and Jiffy Lube properties in one transaction. The terms of the contract allowed the potential purchaser a thirty five day due diligence period and if the properties were accepted by the potential purchaser closing would follow within thirty days thereafter. This potential purchaser terminated the agreement during its due diligence period. However, in the fourth quarter the Fund has entered a contract with another potential purchaser of the Firestone and Jiffy Lube properties. The terms of the contract allow the potential purchaser a thirty two day due diligence period and if the properties are accepted by the potential purchaser closing would follow within thirty days thereafter. The potential purchaser terminated the contract during its due diligence period. In the first quarter or 2005, the Fund entered an agreement to sell the property to another unaffiliated buyer. The buyer had a due diligence period to investigate the property through March 14, 2005.

Golden Corral Restaurant

     On July 19, 2002, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for approximately $2,174,000 plus closing costs (the "Bradenton Property").

   The Bradenton Property has been leased to Corral of Bradenton LP, which operates a Golden Corral Restaurant, under a triple net lease, for a remaining term ending October 19, 2019. The lease requires Corral of Bradenton LP to pay base rent each month in the amount of $19,227 beginning August 1, 2002 and base rent in the amount of $20,383 beginning November 1, 2002 with periodic rental increases. At December 31, 2004, the monthly rent for this property is $20,383.

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

   All the Fund's properties are being depreciated over 40 years for financial reporting and 39 years for tax reporting. The cost basis for federal tax purposes of all the Fund's properties as of December 31, 2004 is approximately $9,528,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.



                            PART II

Item 5.  Market for the Common Equity and Related Stockholder
Matters.

   At December 31, 2004 there were 718 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance that there will be a public market for the shares, shares could have been redeemed or transferred as discussed below.

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

   Dividends

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2003:

                                          Annualized
Declaration       Record       Payment     Dividend
   Date          Dates           Date(a)     Rate      Amount
--------    ---------------    --------    --------   --------
 1/23/03    10/1/02-12/31/02    1/30/03      6.94%   $  225,000
 5/08/03      1/1/03-3/31/03    5/15/03      8.00%      253,708
 8/07/03      4/1/03-6/30/03    8/15/03      7.46%      245,000
11/06/03      7/1/03-9/30/03   11/15/03      7.46%      245,000
 1/29/04    10/1/03-12/31/03    2/15/04      8.00%      259,347
 5/06/04      1/1/04-3/31/04    5/15/04      8.00%      255,827
 8/05/04      4/1/04-6/30/04    8/15/04      8.00%      255,657
11/04/04      7/1/04-9/30/04   11/15/04      8.00%      258,639
 1/27/05    10/1/04-12/31/04    1/31/05     53.07%    1,715,649

  (a)  An  $80,000  payment was made on 1/30/03  and  a  $145,000 payment was made on 1/31/03, for a total amount of $225,000.

       On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649.

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

Liquidity and Capital Resources

     As of December 31, 2004, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.


Compliance with 90% REIT taxable income test

   The Fund is required, under the Internal Revenue Code, to make distributions of an amount not less than 90% of its REIT taxable income during the year.

Property sales

   On  December  17,  2004 the Fund sold the  Chili's  Restaurant property  to  an  unaffiliated third party for a sales  price  of
$1,535,000.   The   net  proceeds  received  were   approximately
$1,526,000.

Property purchases

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

   Accordingly, on November 6, 2003, the Board of Directors unanimously approved a Plan of Liquidation and voted to recommend that the stockholders approve the Plan of Liquidation. The Stockholders voted to approve the plan of liquidation at the Annual Meeting on June 30, 2004. The Plan of Liquidation provides that the Fund will seek to sell all of its assets within a twenty-four month period to an unaffiliated third party or parties and, subject to payment of the Fund's liabilities, distribute the net proceeds thereof to the stockholders, wind down the Fund's business and dissolve. To date, the Fund entered into two contracts to sell three of its properties. However, since agreement for the sale of the majority of the Fund's properties have not yet been reached, the material terms of the liquidation are still to be finally determined.

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of December 31, 2004.


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

   For the purpose of the following analysis 2003 information is presented on the going concern basis before reclassification of discontinued operations.


Results of Operations - 2004 Compared to 2003

   Total income for the year ended December 31, 2004, was approximately $1,346,000 of which $1,292,000 was rental income.
Total expenses were approximately $153,000 and net income was approximately $1,712,000.

   Total income was approximately $1,346,000 in 2004 compared to approximately $1,297,000 in 2003, an increase of approximately $49,000. This increase was due to an increase in rental income of $40,000, an increase in other charges to tenants of $13,000 offset by a decrease in interest and other income of $4,000. Rental and other charges to tenants increased primarily as a result of the acquisition of the Dollar General stores.

   Total expenses incurred in 2004 were approximately $153,000, compared to approximately $537,000 in 2003, a decrease of approximately $384,000. The decrease was due primarily to decrease in depreciation and amortization in the amount of
$171,000,  a  $178,000  decrease  in  advisory  fees,  a  $27,000 decrease in general and administrative expense, a decrease in directors fees of $15,000 offset by a $8,000 increase in real estate tax expense. The decrease in advisory fees, general and administrative expenses and directors fees are a result of these expenses being reclassed against the reserve for liquidation.

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

Item 8b. Other Information

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

The Directors and Officers of the Fund are:

  Name                     Position(s) with the Fund
  Mr. Jerome J. Brault     Chairman  of  the Board of  Directors,
                            President    and   Chief    Executive
                            Officer
  Mr. James L. Brault      Director,   Executive  Vice  President
                            and Secretary
  Mr. Gregory S. Kobus     Director
  Mr. Kenneth S. Nelson    Director
  Mr. Michael K. Huff      Director
  Mr. Thomas E. Murphy     Treasurer and Chief Financial
                            Officer (Principal Accounting
                                      Officer)

   MR. JEROME J. BRAULT (age 71) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of three publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital
Trust, L.L.C. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.


   MR. JAMES L. BRAULT (age 44) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities, which act as the general partners of three publicly registered real estate programs. He is the president and a director of Brauvin Capital Trust, Inc. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in its Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. GREGORY S. KOBUS (age 55) has been a director of the Fund since its offering. Mr. Kobus is currently a Legal Administrative Specialist with the Social Security
Administration. He was the former Chairman and President of Hawthorn Bank, Mundelein, Illinois. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

     MR. KENNETH S. NELSON (age 55) has been a director of the Fund since its offering. Mr. Nelson is currently Director for Bank One Capital Markets, Inc. , where he works with public real estate company clients. Mr. Nelson joined First Chicago NBD Corporation the predecessor of Bank One in 1983 as vice president and manager of its Washington, D.C. Real Estate Office. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from Wharton School of Business, University of Pennsylvania.

     MR. MICHAEL K. HUFF (age 41) was appointed a director of the Fund in November, 2002. Mr. Huff is a senior vice president with Trammell Crow Company's Investment Services Group, based in Dallas, Texas. Mr. Huff is responsible for the establishment and maintenance of national capital source relationships and the raising of equity capital and debt for real estate operating companies. In addition, Mr. Huff works on the disposition of commercial real estate for local, regional and national clients.

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

   MR. THOMAS E. MURPHY (age 38) is the treasurer and chief financial officer of the Fund. He is the chief financial officer of various Brauvin entities, which act as general partners of three publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc. and Brauvin Securities, Inc. He is the
treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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


     To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 10.  Executive Compensation.

     The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 2004 and 2003 was approximately $15,000 and $15,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

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

     Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an advisory fee, payable monthly. In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. In 2004 and 2005, the independent directors again reviewed the Advisory Agreement, and the advisory fee was renewed for a one year period at an annual amount of $145,000.

     In November, 2002, the independent directors approved a one time payment of approximately $76,000 payable to the Advisor as an additional advisory fee related to the acquisition of Golden Corral. In June 2003, the independent directors approved a one-time payment of approximately $32,900 payable to the Advisor as an advisory fee in connection with the acquisition of Dollar General.

     Advisory fees of $144,996 and $177,896 were paid by the Fund in 2004 and 2003 respectively inclusive of amounts accrued in prior years.

     Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $13,167 and $13,426 were incurred by the Fund in 2004 and 2003 respectively, to BMC.

     Messrs. Jerome J. Brault and James L. Brault are the managers of the Advisor. Messrs. Jerome J. Brault, James L.
Brault and Thomas E. Murphy are officers of BSI and BMC. In addition, Mr. Jerome J. Brault has a controlling interest and Mr. James L. Brault has a nominal interest in the Advisor. Mr. Jerome J. Brault also has a 50% ownership interest in BSI and an interest in BMC.

Item 13.  Exhibits.

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
                           1996.
            ***10(s)       Purchase  and  Sale Agreement  between
                           Germantown     Associates      Limited
                           Partnership       and       Germantown
                           Associates,  Inc., on  behalf  of  the
                           Fund  dated  January  21,  1997  (with
                           schedule  of leases between (1)  Lewis
                           J.  Stowe,  III and Firestone  Tire  &
                           Rubber    Company   now    known    as
                           Bridgestone/Firestone,     Inc.     as
                           amended dated September 25, 1986;  and
                           (2)  Lewis  J.  Stowe, III  and  Jiffy
                           Lube   of   Pennsylvania,   Inc.,   as
                           amended  dated  June 11,  1986.   Both
                           leases are attached)
            ***10(t)       Assignment  and  Assumption  Agreement
                           between  Germantown Associates Limited
                           Partnership       and       Germantown
                           Associates,  Inc.  dated  January  21,
                           1997.
                             ****10(u)     Agreement for Purchase
                           and    Sale    between   JDN    Realty
                           Corporation,  and  Brauvin,  Inc.,  on
                           behalf of the Fund dated May 8, 2002.
          *****10(v)       Agreement   for  Purchase   and   Sale
                           between  Houma  Dollar  Partners,  LLC
                           and  Brauvin, Inc., on behalf  of  the
                           Fund dated March 14, 2003.
         ******16          Letter  of  Ernst  & Young  LLP  dated
                           December 10, 1996
               21         Subsidiaries  of  the  small   business
                           issuer
     *Incorporated by reference from the exhibits filed with the Fund's registration statement (Registration No. 33-70550) on Form S-11 filed under the Securities Act of 1933. **Management Contract
     ***Incorporated by reference from 1996 Form 10K  SB/A  filed
on        June 19, 1997.
     ****Incorporated by reference to 2002 Form 10-KSB filed on
     April 16, 2003.
     *****Incorporated by reference to 2003 Form 10-KSB filed on
     April 13, 2004.
     ******Incorporated by reference from Exhibit 16  filed  with
the       Fund's Form 8-K/A filed on December 12, 1996.



Item 14.  Principal Accountant Fees and Services

  The Board of Directors, upon recommendation of the Audit Committee, has appointed Altschuler, Melvoin and Glasser LLP ("AMG") as principal accountants for the Fund for 2003 and 2004. AMG has audited the Fund's financial statements for the years ended December 31, 2004, 2003, and 2002. AMG has not performed any other services for the Fund.

  Audit Fees - The aggregate fees for each of the last two years billed for professional services rendered for the audit of the Fund's annual financial statements and reviews of interim financial information included in Form 10-QSB aggregated $37,000 during 2004 and $37,725 during 2003.

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

  In   accordance  with  audit  committee  policy,  all  services provided by AMG and TBS are required to be and have been pre-approved.




                           SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              BRAUVIN NET LEASE V, INC.
                              (Registrant)
Date:4/11/05                 By:  /s/ Jerome J. Brault
                                  Jerome J. Brault,
                                  Chairman, President
                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature                       Title                      Date

/s/ Jerome J. Brault           Chairman, President       4/11/05
Jerome J. Brault               and Chief Executive
                               Officer


/s/ Kenneth S. Nelson          Director                  4/11/05
Kenneth S. Nelson


/s/ James L. Brault            Director, Executive       4/11/05
James L. Brault                Vice President and
                               Secretary

/s/ Gregory S. Kobus           Director                  4/11/05
Gregory S. Kobus


/s/ Michael K. Huff            Director                  4/11/05
Michael K. Huff


/s/ Thomas E. Murphy           Treasurer and  Chief      4/11/05
Thomas E. Murphy               Financial    Officer
                              (Principal
                              Accounting Officer)


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

                    DATE: April 11, 2005






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





                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE: April 11, 2005






                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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



                /s/ Jerome J. Brault
                    Jerome J. Brault
                    Chief Executive Officer

                    DATE:     April 11, 2005



                /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:     April 11, 2005




     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm   F-2

Consolidated Statement of Net Assets in Liquidation,
 December 31, 2004                                        F-3

Consolidated Statement of Changes in Net Assets in
 Liquidation from January 1, 2004 to December 31, 2004
 (Liquidation Basis)                                      F-4

Consolidated Statement of Changes in Net Assets in
 Liquidation from November 7, 2003 to December 31, 2003
 (Liquidation Basis)                                      F-5

Consolidated Statements of Operations for the year ended
December 31, 2004 and November 7, 2003 to December 31,
2003 (Liquidation Basis) January 1, 2003 to November 6,
2003 (Going Concern Basis)                                F-6

Consolidated Statements of Stockholders' Equity for the period
January 1, 2003 to November 6, 2003 (Going
Concern Basis)                                            F-7

Consolidated Statement of Cash Flows for the period from January 1, 2003 to November 6, 2003 (Going Concern Basis) F-8

Notes to Consolidated Financial Statements                F-9


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.






     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Brauvin Net Lease V, Inc.

We have audited the accompanying consolidated financial statements of Brauvin Net Lease V, Inc. and subsidiary as of and for the years ended December 31, 2004, and 2003, as listed in the index to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the directors of Brauvin Net Lease V, Inc. approved a plan of liquidation on November 6, 2003. As a result, the Company changed its basis of accounting for periods after November 6, 2003, from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brauvin Net Lease V, Inc. and subsidiary at December 31, 2004, and the results of its operations and its cash flows for period from January 1, 2003 to November 6, 2003 and the results of its operations and the changes in its net assets in liquidation for the period November 7, 2003 to December 31, 2003 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
January 20, 2005, except as to Note 4 which is dated January  31,
2005 and Note 8 which is dated March 3, 2005


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

       CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (LIQUIDATION BASIS)

                                       December 31,
                                          2004
                                       -----------
ASSETS
Real estate held for sale              $12,050,020
Cash and cash equivalents                2,016,304
Tenant receivables                          28,275
Prepaid expenses                             6,521
                                       -----------
Total Assets                            14,101,120
                                       -----------

LIABILITIES
Accounts payable and accrued
  expenses                                  42,288
Rents received in advance                   43,228
Deferred gain                            3,386,442
Reserve for estimated costs
 of liquidation                            264,388
Security deposits                            9,794
Due to affiliates                            1,062
                                       -----------
  Total Liabilities                      3,747,202
                                       -----------
Net Assets in Liquidation              $10,353,918
                                       ===========


        See notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland Corporation)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
       FOR THE PERIOD JANUARY 1, 2004 TO DECEMBER 31, 2004
                       (LIQUIDATION BASIS)


Net assets at January 1, 2004
  (Liquidation Basis)                  $ 9,671,560

Income from operations                   1,192,513

Gain on sale of property                   519,315

Dividends                               (1,029,470)

                                       -----------
Net assets in liquidation at
  December 31, 2004                    $10,353,918
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


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland Corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Liquidation   (Liquidation (Going Concern
                         Basis)         Basis)         Basis)
                        For the      November 7,     January 1,
                       Year ended      2003 to        2003 to
                       December 31,  December 31,   November 6,
                            2004         2003           2003
                         ---------    ----------    -----------
INCOME
Rental                   $1,291,840   $  190,428     $1,061,063
Other charges to tenants     52,290       28,186         11,019
Interest and other            1,545           --          6,022
                         ----------   ----------     ----------
   Total income           1,345,675      218,614      1,078,104
                         ----------   ----------     ----------
EXPENSES
Directors' fees                  --        4,800         10,200
Advisory fees                    --       21,749        156,147
Management fees              13,167        2,375         11,051
General & administrative     98,043       22,021        103,255
Real estate taxes            41,952       10,527         23,788
Depreciation                     --           --        170,788
                         ----------   ----------     ----------
   Total expenses           153,162       61,472        475,229
                         ----------   ----------     ----------
Net income from continuing
 operations               1,192,513      157,142        602,875

 Gain on sale of property   519,315           --             --
                         ----------   ----------     ----------
Net income before adjustment
 to liquidation basis     1,711,828      157,142        602,875
Adjustment to
 liquidation basis               --   (1,047,432)            --
                         ----------   ----------     ----------

Net (loss)income         $1,711,828   $ (890,290)    $  602,875
                         ==========   ==========     ==========
Net(loss)income per share
 (Based on weighted average
 shares outstanding of
 1,286,163)              $     1.33   $    (0.69)    $     0.47
                         ==========   ==========     ==========

          See notes to consolidated financial statements.


                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For the period January 1, 2003 to November 6, 2003
                       (Going Concern Basis)

               Common Stock
            Number               Paid-in    Accumulated
          of Shares    Amount    Capital      Deficit     Total
          ---------   -------  ----------   ---------  -----------
Balance at
 January 1,
  2003    1,286,163   $12,862  $11,526,203  $(611,382) $10,927,683

Net income       --        --           --    602,875      602,875
Dividends        --        --           --   (723,708)    (723,708)
          ---------   -------  -----------  ---------  -----------
Balance at
 November 6,
  2003    1,286,163   $12,862  $11,526,203  $(732,215) $10,806,850
          =========   =======  ===========  =========  ===========






          See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)


               CONSOLIDATED STATEMENT OF CASH FLOW
                      (Going Concern Basis)
                                          January 1,
                                            2003 to
                                         November 6,
                                             2003
                                           --------
Cash Flows From Operating Activities:
Net income                                $ 602,875
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization               170,788
Amortization of acquired above base          13,952
Changes in:
   Tenant receivables                        14,779
   Deferred rent receivable                 (26,042)
   Prepaid expenses                          (2,957)
   Accounts payable and accrued expenses     17,962
   Rents received in advance                (11,824)
   Security deposits                          9,794
   Due to affiliates                         (1,016)
                                          ---------
Net cash provided by operating activities   788,311
                                          ---------

Cash Flows From Investing Activities:
Purchase of intangible assets               (75,000)
Purchase of property                       (881,568)
                                          ---------
Net cash used in
 investing activities                      (956,568)
                                          ---------
Cash Flows From Financing Activities:
Dividends                                  (724,310)
                                          ---------
Net cash used in financing activities      (724,310)
                                          ---------
Net decrease in cash
  and cash equivalents                     (892,567)
Cash and cash equivalents at
  beginning of period                     1,559,500
Cash and cash equivalents at end          ---------
 of period                                $ 666,933
                                          =========
         See notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization
   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, A Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three
Dollar General stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004.

The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 2004, the gross proceeds raised were $12,881,903, netof liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2004.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2004. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the year ended December 31, 2004.

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

   The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 retains the recognition and measurement requirements of its predecessor but resolves significant implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2004, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at December 31, 2004.

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

   Recent Accounting Pronouncements

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was revised in December 2003 and for calendar year end entities, is effective as of December 31, 2003 . The Fund does not own any "special purpose entities" as defined.

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

   The adoption of SFAS 145 and 150 and 46 has not had a significant impact on the Fund's financial statements.

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

   In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. In 2002, the independent directors again reviewed the Advisory Agreement, and the advisory fee was renewed for a one year period at an annual amount of $145,000. The independent directors reviewed the terms of the agreement in May of 2004 and February 2005, and renewed it on the same terms for one year.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 2004 and 2003 were as follows:
                                 2004                  2003
                              ---------              --------
Advisory fees                  $144,996              $177,896
Reimbursable office expenses     16,200                32,914
Management fees                  13,167                13,426
                               --------              --------
                               $174,363              $224,236
                               ========              ========

   As of December 31, 2004 the amount owed to affiliates is $1,062, which is for management fees.


(4)  DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2003:


                                          Annualized
Declaration      Record         Payment     Dividend
   Date          Dates           Date(a)     Rate      Amount
---------   ----------------    -------    --------  --------
 1/23/03    10/1/02-12/31/02    1/30/03      6.94%  $  225,000
 5/08/03      1/1/03-3/31/03    5/15/03      8.00%     253,708
 8/07/03      4/1/03-6/30/03    8/15/03      7.46%     245,000
11/06/03      7/1/03-9/30/03   11/15/03      7.46%     245,000
 1/29/04    10/1/03-12/31/03    2/15/04      8.00%     259,347
 5/06/04      1/1/04-3/31/04    5/15/04      8.00%     255,827
 8/05/04      4/1/04-6/30/04    8/15/04      8.00%     255,657
11/04/04      7/1/04-9/30/04   11/15/04      8.00%     258,639
 1/27/05    10/1/04-12/31/04    1/31/05     53.07%   1,715,649



  (a)  An  $80,000  payment was made on 1/30/03  and  a  $145,000 payment was made on 1/31/03 for a total payment of $225,000. On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund had registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. At December 31, 2004 there were approximately 68,797 shares purchased through the Reinvestment Plan. Effective February 13, 2001, the Board of Directors discontinued the Dividend
Reinvestment Plan. Subsequently, dividends have been paid in cash.

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

   The following is a schedule of noncancellable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 2004:




     Year ending December 31: 2005      $1,004,044
                              2006         822,751
                              2007         683,777
                              2008         615,851
                              2009         630,157
                            Thereafter   4,333,078
                                        ----------
                                        $8,089,658
                                        ==========

(6)  PROPERTY SALES

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

  On  December 17, 2004, the Fund sold the Chili's property to an
unaffiliated  third party for a sales price of  $1,535,000.   The
net proceeds received was approximately $1,527,000.

(7)  PROPERTY ACQUISITION

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

(8)  SUBSEQUENT EVENT

  In January 2005, the Fund entered into an agreement to sell the
Jiffy  Lube and Firestone property to an unaffiliated buyer.   As
of March 3, 2005, the sale has not closed and there is no assurance that the contemplated transaction will close.

  In March 2005, the Fund entered into an agreement to sell the Country Harvest/Moon Buffet property to an unaffiliated buyer.
As of March 3, 2005, the sale has not closed and there is no assurance that the contemplated transaction will close.