Form 10QSB
period 2005-03-31
BRAUVIN NET LEASE V INC
filed 2005-05-24
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 2005


[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

    For the transition period from       N/A     to     N/A_____

    Commission File Number 0-28332

                       BRAUVIN NET LEASE V, INC.
     (Name of small business issuer as specified in its charter)

               Maryland                      36-3913066________
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)      Identification No.)

    30 North LaSalle Street, Chicago, Illinois        60602____
     (Address of principal executive offices)       (Zip Code)

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


As of May 15, 2005, the registrant had 1,286,163 shares of Common
Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .



                BRAUVIN NET LEASE V, INC.
                (a Maryland corporation)




                              INDEX
                  PART I -Financial Information
                                                         Page
Item 1.   Consolidated Financial Statements                  3

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2005 (Liquidation Basis)           4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          March 31, 2005 (Liquidation Basis)                 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          March 31, 2004 (Liquidation Basis)                 6

          Consolidated Statements of Operations for the
          three months ended March 31, 2005 and March 31, 2004
          (Liquidation Basis)                                7

          Notes to Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      19

Item 3.   Controls and Procedures                           21

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 23

Item 2.   Changes in Securities                             23

Item 3.   Defaults Upon Senior Securities.                  23

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            23

Item 5.  Other Information                                  23

Item 6.  Exhibits and Reports on Form 8-K . . . . . . ..    23

Signatures                                                  24




                BRAUVIN NET LEASE V, INC.
                (a Maryland corporation)






                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to March 31, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to March 31, 2004 (Liquidation Basis), and Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 (Liquidation Basis) for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2004 Annual Report on Form 10-KSB.





                BRAUVIN NET LEASE V, INC.
                (a Maryland corporation)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2005 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                    $12,050,020
Cash and cash equivalents                        551,495
Tenant receivables                                35,258
Prepaid expenses                                   2,846
                                             -----------
  Total Assets                                12,639,619
                                             -----------
LIABILITIES

Accounts payable and accrued expenses             52,271
Deferred gain on sale of real estate           3,386,442
Prepaid rent                                      34,980
Reserve for estimated costs during
  the period of liquidation                      205,865
Tenant security deposits                           9,794
Due to affiliates                                 25,236
                                             -----------
  Total Liabilities                            3,714,588
                                             -----------
Net Assets in Liquidation                    $ 8,925,031
                                             ===========
















  See accompanying notes to consolidated financial statements.





                BRAUVIN NET LEASE V, INC.
                (a Maryland corporation)





      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2005 TO MARCH 31, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2005 $10,353,918

Income from operations                           286,762

Dividends                                     (1,715,649)
                                             -----------

Net assets in liquidation at March 31, 2005  $ 8,925,031
                                             ===========




























  See accompanying notes to consolidated financial statements.





                BRAUVIN NET LEASE V, INC.
                (a Maryland corporation)




      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2004 TO MARCH 31, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2004  $9,671,560

Income from operations                           308,366

Dividends                                       (259,347)
                                              ----------

Net assets in liquidation at March 31, 2004   $9,720,579
                                              ==========




























  See accompanying notes to consolidated financial statements.





                BRAUVIN NET LEASE V, INC.
                (a Maryland corporation)



                    STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 31, 2005 (LIQUIDATION BASIS)
             AND MARCH 31, 2004 (LIQUIDATION BASIS)
                           (Unaudited)


                              March 31,    March 31,
                               2005          2004
                             --------      --------
INCOME
Rental                       $296,641      $323,269
Other charges to tenant        32,609           630
Interest                        2,435            --
                             --------      --------
  Total income                331,685       323,899
                             --------      --------
EXPENSES
Management fees                 3,310         3,299
Real estate taxes              30,752            --
General and administrative     10,861        12,234
                             --------      --------
  Total expenses               44,923        15,533
                             --------      --------

Net income                   $286,762      $308,366
                             ========      ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.22      $   0.24
                             ========      ========













  See accompanying notes to consolidated financial statements.




                BRAUVIN NET LEASE V, INC.
                (a Maryland corporation)


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, A Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three
Dollar General stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004. The Jiffy Lube and Firestone facility was sold in April, 2005.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 2005, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2005.

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

   Consolidation of Subsidiary

   The Fund owns a 100% interest in one qualified REIT subsidiary, Germantown Associates, Inc., which owns one Firestone/JiffyLube property. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and stockholder's equity of Germantown Associates, Inc. All significant intercompany accounts have been eliminated. In April, 2005, the Firestone/Jiffy Lube property was sold to an unaffiliated third party.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2005. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended March 31, 2005.

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

   The fair value estimates presented herein are based on information available to management as of March 31, 2005, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at March 31, 2005.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Fund effective January 1, 2001. The Fund has no derivatives in 2005 and 2004.

   Recent Accounting Pronouncements


     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was revised in December 2003 and for calendar year end entities, is effective as of December 31, 2003. The Fund does not own any "special purpose entities" as defined.

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

   The adoption of SFAS 145 and 150 and FIN 46 has not had a significant impact on the Fund's financial statements.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended March
31, 2005 and 2004 were as follows:

                              2005                   2004
                             ------                -------
Advisory fees                $36,249               $36,249
Reimbursable office expenses   4,050                 4,050
Management fees                3,310                 3,299
                             -------               -------
                             $43,609               $43,598
                             =======               =======

   As of March 31, 2005 the Fund made all payments to affiliates except for $1,070 for management fees and $24,166 for advisor's fees.

(4)  DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2003:
                                          Annualized
Declaration      Record        Payment     Dividend
   Date           Dates          Date(a)     Rate      Amount
---------   ----------------   ---------   -------    --------
 1/23/03    10/1/02-12/31/02    1/30/03      6.94%    $225,000
  5/8/03      1/1/03-3/31/03    5/15/03      8.00%     253,708
  8/7/03      4/1/03-6/30/03    8/15/03      7.46%     245,000
11/06/03      7/1/03-9/30/03   11/15/03      7.46%     245,000
 1/29/04    10/1/03-12/31/03    2/15/04      8.00%     259,347
  5/6/04      1/1/04-3/31/04    5/15/04      8.00%     255,827
 8/05/04      4/1/04-6/30/04    8/15/04      8.00%     255,657
11/04/04      7/1/04-9/30/04   11/15/04      8.00%     258,639
 1/27/05    10/1/04-12/31/04    1/31/05     53.00%   1,715,649
  5/4/05      1/1/05-3/31/05    5/15/05     81.15%   2,573,700


  (a)  An  $80,000  payment was made on 1/30/03  and  a  $145,000 payment was made on 1/31/03 for a total payment of $225,000. On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649. On May 15, 2005, checks were issued in the amount of $253,700 and $2,320,000 for a total of
       $2,573,700. Included in the 2005 dividend figures was return of capital distributions totaling $3,846,000 ($1,526,000 distributed in January and $2,320,000 in May).

      A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund had registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. At March 31, 2005 there were approximately 68,797 shares purchased through the Reinvestment Plan. Effective February 13, 2001, the Board of Directors discontinued the Dividend Reinvestment Plan. Subsequently, dividends have been paid in cash.

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


(5)  PROPERTY SALE

   On  December  17,  2004 the Fund sold the  Chili's  Restaurant property  to  an  unaffiliated third party for a sales  price  of
$1,535,000.    The  net  proceeds  received  were   approximately
$1,526,000.

(6)  SUBSEQUENT EVENT

     In January 2005, the Fund entered into an agreement to sell the Jiffy Lube and Firestone property to an unaffiliated buyer. The property was sold for $2,405,000 on April 22, 2005, net proceeds received from the Fund at closing was approximately $2,320,000.

     In the first quarter of 2005, the Fund entered into an agreement to sell the Lynwood, Washington property now leased to Oriental Buffet restaurant. Subsequent to the end of the quarter, the purchaser completed its due diligence investigation and its earnest money is now at risk. It is anticipated that the sale of this property will be completed in the second quarter of 2005.






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

Liquidity and Capital Resources

   As of March 31, 2005, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

Compliance with 90% REIT taxable income test

   The Fund is required, under the Internal Revenue Code, to make distributions of an amount not less than 90% of its REIT taxable income during the year.

Property sale

   On  December  17,  2004 the Fund sold the  Chili's  Restaurant property  to  an  unaffiliated third party for a sales  price  of
$1,535,000.    The  net  proceeds  received  were   approximately
$1,526,000.

   On  April 22, 2005, the Fund sold the Jiffy Lube and Firestone
property   to  an  unaffiliated  party  for  a  sales  price   of
$2,405,000, net proceeds received from the Fund at closing was approximately $2,320,000.


Adoption of a Plan of Liquidation

   The Fund is a finite-life REIT and, in accordance with the investment objectives and policies detailed in the Fund's Prospectus and the Fund's organizational documents, the Fund expected to sell all of its assets and liquidate after a period of ownership from 7 to 9 years.

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

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of March 31, 2005.

   For the purpose of the following analysis, 2003 information is presented on the going concern basis before reclassification of discontinued operations.

Results of Operations - 3 months - 2005 Compared to 2004

   Total  income  for  the  period  ended  March  31,  2005   was
approximately   $332,000.   Total  expenses  were   approximately
$45,000 and net income was approximately $287,000.

   Total income was approximately $332,000 in 2005 compared to approximately $324,000 in 2004, an increase of approximately $8,000. This increase was due to an increase in other charges to tenants of approximately $33,000 partially offset by a decrease in rental income of $25,000. The increase in other charges to tenants of $33,000 corresponds to an increase in real estate tax expense of $33,000. Rental income decreased as a result of the sale of the Chili's property.

   Total  expenses  incurred in 2005 were approximately  $45,000, compared  to  approximately  $16,000  in  2004,  an  increase  of
approximately  $29,000.   The increase was  due  primarily  to  a
$31,000 increase in real estate tax expense.


Results of Operations - 2004 Compared to 2003

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

Item 3. Controls and Procedures

   Within 90 days prior to the date of this 2005 Quarterly Report, we completed an evaluation, under the supervision and with the participation of management, including our Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

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

                                   DATE: May 23, 2005


                              By:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer

                                   DATE: May 23, 2005








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

                         DATE: May 23, 2005






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


                    BY:  /s/ Thomas E. Murphy
                         Thomas E. Murphy
                         Chief Financial Officer

                         DATE: May 23, 2005







                           Exhibit 99



                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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


                     /s/ Jerome J. Brault
                    Jerome J. Brault
                    Chief Executive Officer

                    DATE:  May 23, 2005

                     /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:  May 23, 2005