Form 10QSB
period 2005-06-30
BRAUVIN NET LEASE V INC
filed 2005-09-02
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

    For the quarterly period ended June 30, 2005

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

As of August 15, 2005, the registrant had 1,286,163 shares of Common Stock outstanding.

Transitional small business disclosure format (check one)
Yes ___ No  X .


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

                              INDEX
                  PART I -Financial Information
                                                         Page
Item 1.   Consolidated Financial Statements                   3

          Consolidated Statement of Net Assets in Liquidation
          as of June 30, 2005 (Liquidation Basis)             4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          June 30, 2005 (Liquidation Basis)                   5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          June 30, 2004 (Liquidation Basis)                   6

          Consolidated Statements of Operations for the
          six months ended June 30, 2005 (Liquidation Basis)and
          June 30, 2004 (Liquidation Basis)                   7

          Consolidated Statements of Operations for the
          three months ended June 30, 2005 (Liquidation Basis)and
          June 30, 2004 (Liquidation Basis)                   8

          Notes to Consolidated Financial Statements          9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                       20

Item 3.   Controls and Procedures                            24

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                  25

Item 2.   Changes in Securities                              25

Item 3.   Defaults Upon Senior Securities.                   25

Item 4.  Submission of Matters to a Vote of Security Holders 25

Item 5.  Other Information                                   25

Item 6.  Exhibits and Reports on Form 8-K                    25

Signatures                                                   26


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to June 30, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to June 30, 2004 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2005 (Liquidation Basis) and June 30, 2004 (Liquidation Basis), Consolidated Statements of Operations for the three months ended June 30, 2005 (Liquidation Basis) and June 30, 2004 (Liquidation Basis) for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2004 Annual Report on Form 10-KSB.




                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)



    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                JUNE 30, 2005 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                    $ 8,861,745
Cash and cash equivalents                      1,791,604
Prepaid expenses                                   2,747
Tenant receivables                                 9,362
                                             -----------
  Total Assets                                10,665,458
                                             -----------
LIABILITIES

Accounts payable and accrued expenses             40,370
Deferred gain on sale of real estate           2,460,650
Prepaid rent                                       8,850
Reserve for estimated costs during
  the period of liquidation                      142,912
Tenant security deposits                           9,794
Due to affiliates                                  1,011
                                             -----------
  Total Liabilities                            2,663,587
                                             -----------
Net Assets in Liquidation                    $ 8,001,871
                                             ===========














  See accompanying notes to consolidated financial statements.




                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
           THE PERIOD JANUARY 1, 2005 TO JUNE 30, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2005    $10,353,918

Income from operations                              517,235

Gain on sale of property                          1,420,067

Dividends                                        (4,289,349)
                                                -----------

Net assets in liquidation at June 30, 2005      $ 8,001,871
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



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)


                    STATEMENTS OF OPERATIONS
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 (LIQUIDATION BASIS)
              AND JUNE 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)


                            June 30,       June 30,
                              2005           2004
                           ----------      --------
INCOME
Rental                     $  530,416      $646,538
Other charges to tenants       37,209         5,962
Interest                        7,964            --
                           ----------      --------
  Total income                575,589       652,500
                           ----------      --------

EXPENSES
Management fees                 5,897         6,453
Real estate tax                28,270         4,702
General and administrative     24,187        28,211
                           ----------      --------
  Total expenses               58,354        39,366
                           ----------      --------
Income before gain on
 sale of property             517,235       613,134

Gain on sale of property    1,420,067            --
                           ----------      --------
Net income                 $1,937,302      $613,134
                           ==========      ========

Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)            $     1.51      $   0.48
                           ==========      ========






  See accompanying notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)


                    STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED JUNE 30, 2005 (LIQUIDATION BASIS)
              AND JUNE 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)


                            June 30,       June 30,
                              2005           2004
                           ----------      --------
INCOME
Rental                     $  233,775      $323,269
Other charges to tenants        4,600         5,332
Interest                        5,529            --
                           ----------      --------
  Total income                243,904       328,601
                           ----------      --------
EXPENSES
Management fees                 2,587         3,154
Real Estate Tax                (2,482)        4,702
General and administrative     13,326        15,977
                           ----------      --------
  Total expenses               13,431        23,833
                           ----------      --------

Income before gain on
 sale of property             230,473       304,768

Gain on sale of property    1,420,067            --
                           ----------      --------
Net income                 $1,650,540      $304,768
                           ==========      ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)            $     1.28      $   0.24
                           ==========      ========







  See accompanying notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

       Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, A Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three
Dollar General stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004. The Jiffy Lube and Firestone facility and the Country Harvest Buffet Restaurant were sold during the six months ended June 30, 2005.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 2005, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2005.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2005. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended June 30, 2005.

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

   The fair value estimates presented herein are based on information available to management as of June 30, 2005, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at June 30, 2005.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the three months ended June 30, 2005 and 2004 were as follows:

                               2005                  2004
                             -------               -------
Advisory fees                $72,498               $72,498
Reimbursable office expenses   8,100                 8,100
Management fees                5,897                 6,453
                             -------               -------
                             $86,495               $87,051
                             =======               =======

As of June 30, 2005 the Fund made all payments to affiliates except for $1,011 for management fees.


 (4) DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2003:
                                          Annualized
Declaration      Record         Payment    Dividend
   Date           Dates          Date(a)   Rate (b)     Amount
---------   ----------------    -------    --------   ---------
 1/23/03    10/1/02-12/31/02    1/30/03      6.94%   $  225,000
  5/8/03      1/1/03-3/31/03    5/15/03      8.00%      253,708
  8/7/03      4/1/03-6/30/03    8/15/03      7.46%      245,000
11/06/03      7/1/03-9/30/03   11/15/03      7.46%      245,000
 1/29/04    10/1/03-12/31/03    2/15/04      8.00%      259,347
  5/6/04      1/1/04-3/31/04    5/15/04      8.00%      255,827
  8/5/04      4/1/04-6/30/04    8/15/04      8.00%      255,657
11/04/04      7/1/04-9/30/04   11/15/04      8.00%      258,639
 1/27/05    10/1/04-12/31/04    1/31/05     53.00%    1,715,649
  5/4/05      1/1/05-3/31/05    5/15/05     81.15%    2,573,700
  8/4/05      4/1/05-6/30/05    8/15/05     46.78%    1,500,001


  (a)  An  $80,000  payment was made on 1/30/03  and  a  $145,000 payment was made on 1/31/03 for a total payment of $225,000. On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649. On
       May 15, 2005, checks were issued in the amount of $253,700 and $2,320,000 for a total of $2,573,700. Included in the 2005 dividend figures was return of capital distributions totaling $5,201,400 ($1,526,000 distributed in January, $2,320,000 in May and $1,355,400 in August).

   (b) Based on outstanding shares at the original offer price.

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

   In January 2005, the Fund entered into an agreement to sell the Jiffy Lube and Firestone property to an unaffiliated buyer. The property was sold for $2,405,000 on April 22, 2005, net proceeds received by the Fund at closing was approximately $2,320,000.

   In the first quarter of 2005, the Fund entered into an agreement to sell the Lynwood, Washington property now leased to Oriental Buffet restaurant. Subsequent to the end of the first quarter, the purchaser completed its due diligence investigation. The property was sold for $1,430,000 on June 15, 2005, net proceeds received by the Fund at closing were approximately $1,355,000.


(6)  SUBSEQUENT EVENT

     In  the  second  quarter of 2005, the Fund entered  into  an agreement to sell the Taylor Rental property located in Jacksonville, Florida. Subsequent to the end of the quarter, the purchaser completed its due diligence investigation and its earnest money is now at risk. The purchaser did not want the current lease in place upon the sale of the property, therefore subsequent to the end of the due diligence period the Fund and the tenant agreed to a lease termination. After the lease termination was effective, but before the property was scheduled to close the potential purchaser died. Although we believe that the earnest money was at risk prior to the purchaser's demise will be released to the Fund, the estate of the purchaser is contesting the release of the earnest money. The Fund has commenced litigation to obtain the release.

     In the third quarter of 2005, the Fund entered into another sale contract for the Taylor Rental property. The potential purchaser is in its due diligence period. There can be no assurance that this purchaser will complete the transaction.

     Separately, the Fund entered a contract with a third party for the sale of the Pier 1 Imports property located in Sioux Falls, South Dakota for $2,300,000. The purchaser has completed its due diligence and its $50,000 earnest money is at risk. We anticipate that this sale will be completed in the third quarter of 2005.

     Further, the Fund has entered a contract for sale with a third party for the Blockbuster Video property in Lakewood, Colorado. The buyer is currently conducting its due diligence on the asset and there can be no assurance that the transaction will be consummated.

     Additionally, the Fund has entered into a contract with a third party for the sale of the Lake Charles, Louisiana Dollar General property. The buyer is currently conducting its due diligence on the asset and there can be no assurance that the transaction will be consummated.

     Finally, the Fund has reached an agreement to sell the Hollywood Video located in Beloit, Wisconsin. The Fund is currently negotiating a sale contract with the buyer for this property. There can be no assurance that this transaction will be consummated.


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

Liquidity and Capital Resources

   As of June 30, 2005, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

   On June 15, 2005, the Fund sold the Lynwood, Washington property now leased to Oriental Buffet to an unaffiliated party for an adjusted sales price of $1,430,000, net proceeds received from the Fund at closing was approximately $1,355,000.

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

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2005.

   For the purpose of the following analysis, 2003 information is presented on the going concern basis before reclassification of discontinued operations.

Results of Operations - 6 months - 2005 Compared to 2004

   Total income for the six month period ended June 30, 2005  was
approximately   $576,000.   Total  expenses  were   approximately
$58,000.  Gain  on sale of property was approximately  $1,420,000 and net income was approximately $1,937,000.

   Total income was approximately $576,000 in 2005 compared to approximately $653,000 in 2004, a decrease of approximately $77,000. This decrease was due to a decrease in rental income of approximately $116,000 offset by an increase in other tenant income of $31,000. Rental income decreased as a result of the property sales. The increase in other charges to tenants corresponds to an increase in real estate tax expense.

   Total  expenses  incurred in 2005 were approximately  $58,000, compared  to  approximately  $39,000  in  2004,  an  increase  of
approximately  $19,000.   The increase was  due  primarily  to  a
$24,000 increase in real estate tax expense

Results of Operations - 3 months - 2005 Compared to 2004

   Total  income for the three month period ended June  30,  2005 was  approximately  $244,000.  Total expenses were  approximately
$13,000.  Gain  on sale of property was approximately  $1,420,000 and net income was approximately $1,651,000.

   Total income was approximately $244,000 in 2005 compared to approximately $329,000 in 2004, a decrease of approximately $85,000. This decrease was due to a decrease in rental income of approximately $89,000. Rental income decreased as a result of the property sales.

   Total  expenses  incurred in 2005 were approximately  $13,000,
compared  to  approximately  $24,000  in  2004,  a  decrease   of
approximately  $11,000.   The decrease was  due  primarily  to  a
$7,000 decrease in real estate tax expense.


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

   None.

Item 3.  Defaults upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   An  annual meeting of stockholders was held on June  9,  2005.
The following is a list of directors whose term of office was retained:

   Jerome J. Brault
   James L. Brault
   Michael K. Huff
   Gregory S. Kobus
   Kenneth S. Nelson

    The selection of Alschuler, Melvoin and Glasser LLP as independent accountants for the fund year ended December 31, 2005 was submitted for a vote. There were 699,373.879 shares voted "FOR" the ratification and 4,406.5810 shares voted "AGAINST", and 28,455.173 abstained. Based on the number of shares voted "FOR", Alschuler, Melvoin and Glasser LLP was retained as independent accountant.

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

                                   DATE: September 2, 2005


                              By:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer

                                   DATE: September 2, 2005





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

                         DATE: September 2, 2005



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


                    BY:  /s/ Thomas E. Murphy
                         Thomas E. Murphy
                         Chief Financial Officer

                         DATE: September 2, 2005



                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                     /s/ Jerome J. Brault
                    Jerome J. Brault
                    Chief Executive Officer

                    DATE:  September 2, 2005

                     /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:  September 2, 2005