Form 10QSB
period 2005-09-30
BRAUVIN NET LEASE V INC
filed 2005-11-16
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

       For the quarterly period ended September 30, 2005

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

As of November 15, 2005, the registrant had 1,286,163 shares of Common Stock outstanding.

Transitional small business disclosure format (check one)
Yes ___ No  X .






                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)



                              INDEX

                  PART I -Financial Information
                                                         Page
Item 1.   Consolidated Financial Statements                   3

          Consolidated Statement of Net Assets in Liquidation
          as of September 30, 2005 (Liquidation Basis)        4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          September 30, 2005 (Liquidation Basis)              5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          September 30, 2004 (Liquidation Basis)              6

          Consolidated Statements of Operations for the
          nine months ended September 30, 2005 (Liquidation
          Basis)and September 30, 2004 (Liquidation Basis)    7

          Consolidated Statements of Operations for the
          three months ended September 30, 2005 (Liquidation
          Basis)and September 30, 2004 (Liquidation Basis)    8

          Notes to Consolidated Financial Statements          9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                       21

Item 3.   Controls and Procedures                            24

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                  25

Item 2.   Changes in Securities                              25

Item 3.   Defaults Upon Senior Securities.                   25

Item 4.  Submission of Matters to a Vote of Security Holders 25

Item 5.  Other Information                                   25

Item 6.  Exhibits and Reports on Form 8-K . . . . . . ..     25

Signatures                                                   26





                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)



                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to September 30, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to September 30, 2004 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2005 (Liquidation Basis) and September 30, 2004 (Liquidation Basis), Consolidated Statements of Operations for the three months ended September 30, 2005 (Liquidation Basis) and September 30, 2004 (Liquidation Basis) for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2004 Annual Report on Form 10-KSB.






                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)



    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2005 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $7,135,178
Cash and cash equivalents                      2,729,905
Prepaid expenses                                   5,980
Tenant receivables                                 2,253
                                              ----------
  Total Assets                                 9,873,316
                                              ----------
LIABILITIES

Accounts payable and accrued expenses             55,836
Deferred gain on sale of real estate           2,017,826
Prepaid rent                                       8,850
Reserve for estimated costs during
  the period of liquidation                      233,922
Tenant security deposits                           9,794
Due to affiliates                                    660
                                              ----------
  Total Liabilities                            2,326,888
                                              ----------
Net Assets in Liquidation                     $7,546,428
                                              ==========




  See accompanying notes to consolidated financial statements.





                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)



      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
        THE PERIOD JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2005  $10,353,918

Income from operations                            603,213

Gain on sale of property                        2,378,646

Dividends                                      (5,789,349)

                                              -----------
Net assets in liquidation at
 September 30, 2005                           $ 7,546,428
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




                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)



                    STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (LIQUIDATION BASIS)
           AND SEPTEMBER 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)


                          SEPTEMBER 30,  SEPTEMBER 30,
                               2005          2004
                           ----------      --------
INCOME
Rental                     $  708,774      $970,474
Lease termination fee          62,068            --
Other charges to tenants       39,980        26,854
Interest                       15,610            --
                           ----------      --------
  Total income                826,432       997,328
                           ----------      --------
EXPENSES
Directors' fees                 6,000            --
Advisory fees                  72,555            --
Management fees                 8,501         9,883
Real estate tax                31,646        24,964
General and administrative    104,517        72,981
                           ----------      --------
  Total expenses              223,219       107,828
                           ----------      --------
Income before gain on
 sale of property             603,213       889,500

Gain on sale of property    2,378,646            --
                           ----------      --------
Net income                 $2,981,859      $889,500
                           ==========      ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)            $     2.32      $   0.69
                           ==========      ========







  See accompanying notes to consolidated financial statements.




                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)



                    STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                     (LIQUIDATION BASIS) AND
             SEPTEMBER 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)


                         SEPTEMBER 30,   SEPTEMBER 30,
                              2005           2004
                           ----------    -----------
INCOME
Rental                     $  178,358      $323,936
Lease termination fees         62,068            --
Other charges to tenants        2,771        20,892
Interest                        7,646            --
                           ----------      --------
  Total income                250,843       344,828
                           ----------      --------
EXPENSES
Directors' fees                 6,000            --
Advisory fees                  72,555            --
Management fees                 2,604         3,430
Real Estate Tax                 3,376        20,262
General and administrative     80,330        44,770
                           ----------      --------
  Total expenses              164,865        68,462
                           ----------      --------

Income before gain on
 sale of property              85,978       276,366

Gain on sale of property      958,579            --
                           ----------      --------

Net income                 $1,044,557      $276,366
                           ==========      ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)            $     0.81      $   0.21
                           ==========      ========




  See accompanying notes to consolidated financial statements.






                     BRAUVIN NET LEASE V, INC.
                     (a Maryland corporation)



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

       Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, A Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three
Dollar General stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004. The Jiffy Lube and Firestone facility, the Country Harvest Buffet Restaurant and the Pier 1 Imports were sold during the nine months ended September 30, 2005.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At September 30, 2005, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2005.

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

   Consolidation of Subsidiary

   The Fund owned a 100% interest in one qualified REIT subsidiary, Germantown Associates, Inc., which owned one Firestone/JiffyLube property. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and stockholder's equity of Germantown Associates, Inc. All significant intercompany accounts have been eliminated. In April, 2005, the Firestone/Jiffy Lube property was sold to an unaffiliated third party.


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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2005. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended September 30, 2005.

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

   The fair value estimates presented herein are based on information available to management as of September 30, 2005, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at September 30, 2005.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the nine months ended September
30, 2005 and 2004 were as follows:

                              2005                  2004
                            --------              --------
Advisory fees               $108,747              $108,747
Reimbursable office expenses  12,150                12,150
Management fees                8,501                 9,883
                            --------              --------
                            $129,398              $130,780
                            ========              ========

As of September 30, 2005 the Fund made all payments to affiliates except for $660 for management fees.


 (4) DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2003:
                                          Annualized
Declaration      Record        Payment     Dividend
   Date           Dates          Date(a)   Rate (b)    Amount
 1/23/03    10/1/02-12/31/02    1/30/03       6.94%   $225,000
 5/08/03      1/1/03-3/31/03    5/15/03       8.00%    253,708
 8/07/03      4/1/03-6/30/03    8/15/03       7.46%    245,000
11/06/03      7/1/03-9/30/03   11/15/03       7.46%    245,000
 1/29/04    10/1/03-12/31/03    2/15/04       8.00%    259,347
 5/06/04      1/1/04-3/31/04    5/15/04       8.00%    255,827
 8/05/04      4/1/04-6/30/04    8/15/04       8.00%    255,657
11/04/04      7/1/04-9/30/04   11/15/04       8.00%    258,639
 1/27/05    10/1/04-12/31/04    1/31/05      53.00%  1,715,649
 5/04/05      1/1/05-3/31/05    5/15/05      81.15%  2,573,700
 8/04/05      4/1/05-6/30/05    8/15/05      46.78%  1,500,001
11/03/05      7/1/05-9/30/05   11/15/05     140.74%  4,562,448

  (a)  An  $80,000  payment was made on 1/30/03  and  a  $145,000 payment was made on 1/31/03 for a total payment of $225,000. On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649. On May 15, 2005, checks were issued in the amount of $253,700 and $2,320,000 for a total of $2,573,700. Included in the 2005 dividend figures was return of capital distributions totaling $9,587,100 ($1,526,000 distributed in January, $2,320,000 in May, $1,355,400 in August, and $4,385,700 in November).
   (b) Based on outstanding shares at the original offer price.
      A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in
shares.   Until the third anniversary of the termination  of  the
offering,  the price per share purchased through the Reinvestment
Plan  shall  equal  $10 per share with the  purchase  of  partial
shares  allowed.   The  Fund had registered  200,000  shares  for
distribution solely in connection with the Reinvestment Plan.  At
March 31, 2005 there were approximately 68,797 shares purchased through the Reinvestment Plan. Effective February 13, 2001, the
Board of Directors discontinued the Dividend Reinvestment Plan. Subsequently, dividends have been paid in cash.

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

   In January 2005, the Fund entered into an agreement to sell the Jiffy Lube and Firestone property to an unaffiliated buyer. The property was sold for $2,405,000 on April 22, 2005, net proceeds received by the Fund at closing was approximately $2,327,000.

   In the first quarter of 2005, the Fund entered into an agreement to sell the Lynwood, Washington property now leased to Oriental Buffet restaurant. Subsequent to the end of the first quarter, the purchaser completed its due diligence investigation. The property was sold for $1,430,000 on June 15, 2005, net proceeds received by the Fund at closing were approximately $1,355,000.

   On  September  12,  2005  the Fund sold  the  Pier  1  Imports property  to  an unaffiliated third party for the sale  price  of
$2,300,000.    The  net  proceeds  received  were   approximately
$2,242,000.


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




     On November 9, 2005 the Fund sold the Taylor Rental property to an unaffiliated third party for the sale price of $800,000.
The net sales proceeds received were approximately $754,000.

     Further,  on October 18, 2005, the Fund sold the Blockbuster
Video property in Lakewood, Colorado. The property was sold for a sale price of $1,425,000. The net proceeds received by the fund at closing was approximately $1,389,000.

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

Liquidity and Capital Resources

   As of September 30, 2005, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

   On  April 22, 2005, the Fund sold the Jiffy Lube and Firestone
property   to  an  unaffiliated  party  for  a  sales  price   of
$2,405,000, net proceeds received from the Fund at closing was approximately $2,327,000.


   On June 15, 2005, the Fund sold the Lynwood, Washington property now leased to Oriental Buffet to an unaffiliated party for an adjusted sales price of $1,430,000, net proceeds received from the Fund at closing was approximately $1,355,000.

   On September 12, 2005, the Fund sold the Pier 1 Imports to an unaffiliated party for an adjusted sales price of $2,300,000, net proceeds received from the Fund at closing was approximately
$2,242,000.

Adoption of a Plan of Liquidation

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

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of September 30, 2005.

Results of Operations - 9 months - 2005 Compared to 2004

   Total income for the nine month period ended September 30, 2005 was approximately $826,000. Total expenses were approximately $223,000. Gain on sale of property was
approximately   $2,379,000  and  net  income  was   approximately
$2,982,000.

   Total income was approximately $826,000 in 2005 compared to approximately $997,000 in 2004, a decrease of approximately $171,000. This decrease was due to a decrease in rental income of approximately $262,000 offset by an increase in lease termination fees of $62,000, an increase in interest and other income of $16,000 and an increase in other tenant income of $13,000. Rental income decreased as a result of the property sales. Lease termination fees increased as a result of the agreement to terminate the lease at the Taylor Rental property. The increase in other charges to tenants corresponds to an increase in real estate tax expense.

   Total expenses incurred in 2005 were approximately $223,000, compared to approximately $108,000 in 2004, an increase of approximately $115,000. The increase in expense was due to an increase in advisory fees of $73,000, an increase in general and administrative expense of $32,000, an increase in real estate tax expense of $7,000 and an increase in directors' fees of $6,000, partially offset by a decrease in management fees of $1,000. The increase in advisory fees, general and administrative expense and directors' fees is the result of an increase in the reserve for estimated costs during the period of liquidation. Management fees decreased as a result of the property sales.


Results of Operations - 3 months - 2005 Compared to 2004

   Total income for the three month period ended September 30, 2005 was approximately $251,000. Total expenses were approximately $165,000. Gain on sale of property was
approximately   $959,000   and  net  income   was   approximately
$1,045,000.

   Total income was approximately $251,000 in 2005 compared to approximately $345,000 in 2004, a decrease of approximately $94,000. This decrease was due to a decrease in rental income of approximately $146,000, which was partially offset by an increase in lease termination fees of $62,000. Rental income decreased as a result of the property sales. Lease termination fees increased as a result of the lease termination at the Taylor Rental property.

   Total expenses incurred in 2005 were approximately $165,000, compared to approximately $68,000 in 2004, an increase of approximately $96,000. The increase in expense was due to an increase in advisory fees of $73,000, an increase in general and administrative expense of $36,000 and an increase in directors' fees of $6,000, partially offset by a decrease in management fees of $1,000. The increase in advisory fees, general and administrative expense and directors' fees is the result of an increase in the reserve for estimated costs during the period of liquidation. Management fees decreased as a result of the property sales.


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

                                   DATE: November 15, 2005


                              By:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer

                                   DATE: November 15, 2005













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

                         DATE: November 15, 2005





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



                    BY:  /s/ Thomas E. Murphy
                         Thomas E. Murphy
                         Chief Financial Officer

                         DATE: November 15, 2005





                           Exhibit 99
                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                    DATE:  November 15, 2005

                     /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:  November 15, 2005