Form 10KSB
period 2005-12-31
BRAUVIN NET LEASE V INC
filed 2006-03-30
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the
    Securities Exchange Act of  1934.

                 For the fiscal year ended December 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined by Rule 12b-2 of the Exchange Act).  Yes    No  X

State issuer's revenues for its most recent fiscal year: $965,621.

The aggregate market value of the Common Stock held by non-affiliates as of March 28, 2006 was $4,694,211. As of March 28,
2006, the registrant had 1,286,163 shares of Common Stock outstanding.


Transitional small business disclosure format (check one)
Yes ___ No  X .



                   BRAUVIN NET LEASE V, INC.
                 2005 FORM 10-KSB ANNUAL REPORT
                             INDEX
                             PART I
                                                         Page
Item 1.  Description of Business                           3

Item 2.  Description of Properties                         5

Item 3.  Legal Proceedings                                12

Item 4.  Submission of Matters to a Vote of Security
         Holders                                          13

                            PART II
Item 5.  Market for Common Equity and
         Related Stockholder Matters                      14

Item 6.  Management's Discussion and Analysis or Plan
         of Operation                                     16

Item 7.  Consolidated Financial Statements                21

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure              21

Item 8a. Controls and Procedures                          21

Item 8b. Other Information                                21

                            PART III
Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act                              22

Item 10. Executive Compensation                           27

Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                   27

Item 12. Certain Relationships and Related Transactions   27

Item 13. Exhibits                                         29

Item 14. Principal Accountant Fees and Services           33

Signatures                                                35

                                2


                             PART I

Item 1.  Description of Business.

General

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three
Dollar General stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004. The Jiffy Lube and Firestone facility, the Country Harvest Buffet Restaurant, the Pier 1 Imports, the Blockbuster Video, the Taylor Rental and one Dollar General were sold during the year ended December 31, 2005.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan ("Reinvestment Plan"). After the termination of the Offering, the Fund registered the issuance of 200,000 shares under the Reinvestment Plan. The Reinvestment Plan was available for those stockholders who wished to participate pursuant to which stockholders may cause dividends from the Fund to be automatically reinvested in additional shares. On August 8, 1994, the Fund sold the minimum (120,000) shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996 after the Fund had raised $12,865,680 in gross proceeds with an additional $133,861 of shares purchased by stockholders through the Reinvestment Plan, including $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs. At December 31, 2005, the Fund had outstanding 1,286,163 shares and the gross proceeds raised were $13,545,075, excluding liquidations of $663,172, and including the $200,000 invested by the Advisor, before reduction for selling commissions and other offering costs.

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

   On  November  6,  2003  the Board of  Directors  approved  the adoption of a Plan of Liquidation, which was ratified by the stockholders on June 30, 2004. The Plan of Liquidation contemplates the sale of all of the Fund's assets within a twenty four month period. See "Management's Discussion and Analysis or Plan of Operation - Adoption of a Plan of Liquidation" below for more detailed information.

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

Item 2.  Description of Properties.

   The   following   is  a  summary  of  the  real   estate   and
improvements owned by the Fund at January 1, 2004 and subsequent transactions related thereto.

Country Harvest Buffet Restaurant

   On November 21, 1994, the Fund purchased a 6,750 square foot building and the underlying land which was occupied by a Country Harvest Buffet restaurant (the "CHB Property") located in Lynnwood, Washington (metropolitan Seattle), from an unaffiliated party, for $900,000 plus closing costs. The CHB Property was originally leased to Country Harvest Buffet Restaurants, Inc. under a triple net lease. The tenant discontinued operations in mid-June 1997 as a result of new competition from a new and larger buffet restaurant opening in the immediate area. In January, 1998, the Fund agreed to a sublease with another buffet restaurant, Moon Buffet. Moon Buffet opened for business mid-April 1998. The Moon Buffet lease was triple net, which required monthly payments of minimum base rent in the amount of $8,721 with periodic increases in rent beginning in the third sublease year. Under the Moon Buffet sublease no percentage rental payments were made to the Fund. The Moon Buffet lease was scheduled to expire in November, 2014.

   The Fund entered an agreement for the sale of the property in the fourth quarter of 2004. However, the potential purchaser terminated the contract during its due diligence period. In the first quarter of 2005, the Fund entered into another agreement for the sale of the property.

   On June 15, 2005, the Fund sold the Country Harvest Buffet to an unaffiliated third party for the sale price of $1,430,000.
The Fund received net proceeds of approximately $1,355,000 from this sale.


Blockbuster Video

   On January 31, 1995, the Fund purchased a 6,515 square foot building and the underlying land which was occupied by a Blockbuster Video store (the "BBV Property") located in Lakewood, Colorado (metropolitan Denver), from an unaffiliated party, for $1,120,000 plus closing costs. The BBV Property was leased to Blockbuster Video, Inc. under a triple net, ten-year lease that expired in 2004. The lease required a minimum base rent each month in the amount of $10,254 plus periodic increases beginning in the sixth lease year. The Fund subsequently entered into a one year lease extension terminating in December 2005.

   On October 15, 2005, the Fund sold the Blockbuster Video to an unaffiliated third party for the sale price of $1,425,000.
The Fund received net proceeds of approximately $1,389,000 from this sale.


Chili's Restaurant

   On April 13, 1995, the Fund purchased a 6,100 square foot building and the underlying land which was occupied by a Chili's restaurant (the "Chili's Property") located in Birmingham, Alabama, from an unaffiliated party, for $1,080,000 plus closing costs. The Chili's Property was leased to Sunstate Ventures, Inc., a Chili's restaurant franchisee, under a triple net lease, for an original remaining term of approximately fourteen years with two five-year extension options. The lease required a minimum base rent each month in the amount of $10,417.

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

   On  December 17, 2004 the Fund sold the Chili's Property to an
unaffiliated  third party for the sale price of $1,535,000.   The
Fund received net proceeds of approximately $1,527,000 from this sale.

Hollywood Entertainment

   On July 31, 1995, the Fund purchased an 8,000 square foot building and the underlying land which was occupied by a Video Watch store (the "Video Property") located in Beloit, Wisconsin, from an unaffiliated party, for $830,000 plus closing costs. The Video Property was leased to Video Watch, Inc. ("Video Watch"), under a triple net, ten-year lease with one five-year extension option. The lease requires a minimum base rent each month in the amount of $8,000 plus periodic increases beginning in the third lease year. At December 31, 2005, the monthly rent for this property is $9,666.

   In  August 1995, Hollywood Entertainment Corporation  acquired
Video  Watch,  Inc.  and shortly thereafter converted  the  Video
Watch property to a Hollywood Video. The terms and conditions of the original lease for this property remain unchanged.

   In   January,   2005,   Hollywood  Entertainment   Corporation
exercised its five year extension option.

   The Fund continues to market the property for sale and has received initial indications of interest. However, no definitive agreement for sale has been reached at this time.

Pier 1 Imports

   On May 3, 1996, the Fund purchased a 10,834 square foot building and the underlying land which was occupied by a Pier 1 Imports store (the "Pier 1 Property"), located in Sioux Falls, South Dakota from P. One Sioux Falls Investors, Inc., an unaffiliated party, for $1,375,000 plus closing costs. The Pier 1 Property has been leased to Pier 1 Imports, Inc. ("Pier 1"), under a triple net, ten-year lease ending February 28, 2006. The lease required Pier 1 to pay a minimum base rent each month in the amount of $13,046.

   In January 2005, the Fund and Pier 1 agreed to a five year lease extension commencing in 2006 with two successive five year renewal options.

   On September 12, 2005, the Fund sold the Pier One property to an unaffiliated third party for the sale price of $2,300,000.
The Fund received net proceeds of approximately $2,242,000 from this sale.

Taylor Rental

   On November 22, 1996, the Fund purchased a 5,000 square foot building and the underlying land which was occupied by a Taylor Rental Facility (the "Taylor Property") located in Jacksonville, Florida, from an unaffiliated party, for $650,000 plus closing costs. The Taylor Property was leased to General Rental Company, Inc. and guaranteed by Stanley Works Corporation, under a triple net lease, for a remaining term ending July 31, 2007. The lease required General Rental to pay base rent each month in the amount of $5,811 with rent escalations every three years based upon 66% of CPI increase.

   In the first quarter of 1999, General Rental discontinued its operations. This situation did not adversely affect the Fund's cash flow, as the full rent amount continued to be paid on the lease.

   Stanley Works secured a new subtenant for this location. On October 16, 2002, a sublease was executed between Stanley Works, the successor to General Rental Company, Inc. (Sublessor) and Marine Max of Southeast Florida, LLC (Sublessee) and MarineMax Inc., a Delaware corporation (Guarantor). Marine Max has since vacated the property.

   In the second quarter of 2005, the Fund entered into an agreement to sell the Taylor Property. Subsequent to the end of the second quarter, the purchaser completed his due diligence investigation, at which time his earnest money became "at risk". The purchaser required that the lease with General Rental be terminated prior to closing of the sale of the property.
Accordingly,  following  the  expiration  of  the  due  diligence period, the Fund and General Rental agreed to terminate the lease. However, after the lease termination became effective, but before the sale of the Taylor Property was scheduled to close, the potential purchaser died. Although the Fund believes that the earnest money was at risk prior to the purchaser's demise and should be released to the Fund, the estate of the purchaser is contesting the release of the earnest money. The
Fund has commenced litigation to obtain the release of the earnest money to the Fund.

   On  November 9, 2005, the Fund sold the Taylor Property to  an
unaffiliated  third party for the sale price  of  $800,000.   The
Fund received net proceeds of approximately $754,000. from this sale.

Jiffy Lube & Firestone

   On February 20, 1997, effective as of January 22, 1997, the Fund, through a wholly-owned subsidiary intended to qualify as a qualified REIT subsidiary, purchased two buildings consisting of a 6,580 square foot building and the underlying land, which was occupied by a Firestone Tire & Service Center facility (the "Firestone Facility") and a 2,440 square foot building and the underlying land, which was occupied by a Jiffy Lube oil change facility (the "Jiffy Lube Facility"), both located in East Norriton Township, Pennsylvania from an unaffiliated party for $1,450,000 plus closing costs. The Firestone Facility was subject to an existing lease to Bridgestone/Firestone Inc. ("Firestone") under a triple net lease (except the landlord was responsible for structural, roof and exterior repairs) for an initial term of 25 years ending January 31, 2013, which required Firestone to pay a minimum base rent each month in the amount of $7,975 plus periodic increases and percentage rent.

   The Jiffy Lube Facility was subject to an existing lease to Jiffy Lube International of Maryland, Inc. ("Jiffy Lube") under a triple net lease for an initial term of 20 years ending May 8, 2007, which required Jiffy Lube to pay a minimum base rent each month in the amount of $6,570 plus periodic increases and percentage rent.

   On  April 22, 2005, the Fund sold the Jiffy Lube and Firestone property  to  an unaffiliated third party for the sale  price  of
$2,405,000.   The  Fund  received net proceeds  of  approximately
$2,327,000 from this sale.

Golden Corral Restaurant

     On July 19, 2002, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased a 9,611 square foot restaurant building situated on a two acre parcel located in Bradenton, Florida for approximately $2,174,000 plus closing costs (the "Bradenton Property").

   The Bradenton Property has been leased to Corral of Bradenton LP, which operates a Golden Corral Restaurant, under a triple net lease, for a remaining term ending October 19, 2019. The lease requires Corral of Bradenton LP to pay base rent each month in the amount of $19,227 beginning August 1, 2002 and base rent in the amount of $20,383 beginning November 1, 2002 with periodic rental increases. At December 31, 2005, the monthly rent for this property is $21,603.

Dollar General

   On June 18, 2003, with the approval of the Fund's Board of Directors and in accordance with the Fund's acquisition guidelines, the Fund purchased three Dollar General stores located in Lake Charles, Houma and Chauvin, Louisiana for approximately $940,000 plus closing costs.

   Lake Charles
   The Lake Charles property was leased to Dolgencorp, Inc. which operated a Dollar General store, under a triple net lease, for a remaining term ending January 31, 2013. The lease required Dolgencorp, Inc. to pay base rent each month in the amount of $3,000.

   On  November  15, 2005, the Fund sold the Dollar General  Lake
Charles  property to an unaffiliated third party  for  the  sales
price   of   $428,000.   The  Fund  received  net   proceeds   of
approximately $414,000 from this sale.

   Houma
   The Houma property has been leased to Dolgencorp, Inc. which operates a Dollar General store, under a triple net lease, for a remaining term ending February 28, 2013. The lease requires Dolgencorp, Inc. to pay base rent each month in the amount of $3,000.

   In January 2006, the Fund entered into a contract with an unaffiliated third party for the sale of the Houma, Louisiana Dollar General property. On March 23, 2006, the Fund sold the Dollar General Houma property for a sale price of $423,000. The Fund received net proceeds of approximately $409,000 from this sale.


   Chauvin
   The Chauvin property has been leased to Dolgencorp, Inc. which operates a Dollar General store, under a triple net lease, for a remaining term ending January 31, 2013. The lease requires Dolgencorp, Inc. to pay base rent each month in the amount of $2,850.

   On March 2, 2006, the Fund entered into a contract with an unaffiliated third party for the sale of the Chauvin, Louisiana Dollar General property. The potential purchaser is currently conducting its due diligence on the property but there is no assurance that the transaction will be consummated.

   In  the  opinion  of  management, the Fund  has  provided  for
adequate   insurance  coverage  of  its  real  estate  investment
properties.

   All the Fund's properties are being depreciated over 40 years for financial reporting and 39 years for tax reporting. The cost basis for federal tax purposes of all the Fund's properties as of December 31, 2005 is approximately $3,642,000.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.


                             PART II

Item 5.  Market for the Common Equity and Related Stockholder
         Matters.

   At December 31, 2005 there were 720 stockholders in the Fund. Although there is no established public trading market for the shares and no assurance that there will be a public market for the shares, shares could have been redeemed or transferred as discussed below.

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

   Dividends

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2004:
                                          Annualized
Declaration      Record        Payment     Dividend
   Date           Dates          Date(a)   Rate (b)    Amount
 1/29/04    10/1/03-12/31/03    2/15/04       8.00%   $259,347
 5/06/04      1/1/04-3/31/04    5/15/04       8.00%    255,827
 8/05/04      4/1/04-6/30/04    8/15/04       8.00%    255,657
11/04/04      7/1/04-9/30/04   11/15/04       8.00%    258,639
 1/27/05    10/1/04-12/31/04    1/31/05      53.00%  1,715,649
 5/04/05      1/1/05-3/31/05    5/15/05      81.15%  2,573,700
 8/04/05      4/1/05-6/30/05    8/15/05      46.78%  1,500,001
11/03/05      7/1/05-9/30/05   11/15/05     140.74%  4,562,448
 1/26/06    10/1/05-12/31/05    1/31/06      14.13%    458,001

  (a) On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649. On May 15,
       2005, checks were issued in the amount of $253,700 and $2,320,000 for a total of $2,573,700. Included in the 2005 dividend figures was return of capital distributions totaling $9,587,100 ($1,526,000 distributed in January, $2,320,000 in May, $1,355,400 in August, and $4,385,700 in November). Included in the 2006 dividend amount is a $414,000 return of capital distribution.

   (b) Based on outstanding shares at the original offer price.

      A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund had registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. At December 31, 2005 there were approximately 68,797 shares purchased through the Reinvestment Plan. Effective February 13, 2001, the Board of Directors discontinued the Dividend
Reinvestment Plan. Subsequently, dividends have been paid in cash.

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

Liquidity and Capital Resources

     As of December 31, 2005, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.


Compliance with 90% REIT taxable income test

   The Fund is required, under the Internal Revenue Code, to make distributions of an amount not less than 90% of its REIT taxable income during the year.

Property sales

   On  December  17,  2004 the Fund sold the  Chili's  Restaurant property  to  an  unaffiliated third party for a  sale  price  of
$1,535,000.   The  Fund  received net proceeds  of  approximately
$1,526,000 from this sale.

   On  April 22, 2005, the Fund sold the Jiffy Lube and Firestone
property  to  an  unaffiliated buyer for  $2,405,000.   The  Fund
received net proceeds of approximately $2,327,000 from this sale.

   On  June  15,  2005,  the  Fund sold the  Lynwood,  Washington property,  which  was  leased to Oriental Buffet  restaurant  for
$1,430,000.   The  Fund  received net proceeds  of  approximately
$1,355,000 from this sale.

   On  September  12,  2005  the Fund sold  the  Pier  1  Imports property  to  an unaffiliated third party for the sale  price  of
$2,300,000.   The  Fund  received net proceeds  of  approximately
$2,242,000 from this sale.

     On  October  18,  2005, the Fund sold the Blockbuster  Video property in Lakewood, Colorado.  The property was sold for a sale
price   of  $1,425,000.   The  Fund  received  net  proceeds   of
approximately $1,389,000 from this sale.

     On November 9, 2005 the Fund sold the Taylor Rental property to an unaffiliated third party for the sale price of $800,000.
The Fund received net proceeds of approximately $754,000 from this sale.

     On  March  23, 2006, the Fund sold the Dollar General  Houma property  to  an unaffiliated third party for the sale  price  of
$423,000.   The  Fund  received  net  proceeds  of  approximately
$409,000 from this sale.


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

   Accordingly, on November 6, 2003, the Board of Directors unanimously approved a Plan of Liquidation and voted to recommend that the stockholders approve the Plan of Liquidation. The Stockholders voted to approve the plan of liquidation at the Annual Meeting on June 30, 2004. The Plan of Liquidation provides that the Fund will seek to sell all of its assets within a twenty-four month period to an unaffiliated third party or parties and, subject to payment of the Fund's liabilities, distribute the net proceeds thereof to the stockholders, wind down the Fund's business and dissolve. Since agreement for the sale of certain of the Fund's properties have not yet been reached, the material terms of the liquidation are still to be finally determined.

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of December 31, 2005.

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

Results of Operations - 2005 Compared to 2004

   Total  income  for  the  year  ended  December  31,  2005  was approximately $966,000 of which $824,000 was rental income. Total
expenses   were  approximately  $360,000  and  net   income   was
approximately $3,604,000.

   Total income was approximately $966,000 in 2005 compared to approximately $1,346,000 in 2004, a decrease of approximately $380,000. This decrease was due to a decrease in rental income of $468,000 offset by an increase in lease termination fee income of $62,000, and an increase in interest and other income of $30,000. Additionally, real estate tax reimbursement and other charges to the tenants decreased $5,000. Rental income and real estate tax reimbursements decreased as a result of the property sales. Lease termination fees increased as a result of the agreement to terminate the lease at the Taylor Rental property.

   Total expenses incurred in 2005 were approximately $360,000, compared to approximately $153,000 in 2004, an increase of approximately $207,000. The increase was due primarily to a $73,000 increase in advisory fees, a $107,000 increase in general and administrative expense, a $19,000 increase in acquisition costs, a $3,000 increase in real estate tax expense and a $9,000 increase in directors fees. Management fees decreased $3,000. The $107,000 increase in general and administrative expense was primarily associated with the payment of state income taxes in the amount of $79,000. The increase in advisory fees, as well as the remaining changes in general and administrative expense and directors' fees is the result of an increase in the reserve for estimated costs during the period of liquidation. Management fees decreased as a result of the property sales.


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

   MR. JEROME J. BRAULT (age 72) is chairman of the board of directors, president and chief executive officer of the Fund and the Advisor. Mr. Brault has been a director since the offering of the Fund. Mr. Brault is a majority shareholder of the Advisor. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of two publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust, L.L.C. and Brauvin Net Capital Manager, L.L.C. He is the
chief  executive  officer  of Brauvin Capital  Trust,  Inc.   Mr.
Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.


   MR. JAMES L. BRAULT (age 45) is a director, executive vice president, secretary and responsible for the overall operations of the Fund, the Advisor and other affiliates of the Advisor. Mr. Brault has been a director since the offering of the Fund. He is a manager of Brauvin Capital Trust, L.L.C., BA/Brauvin L.L.C. and Brauvin Net Capital Manager, L.L.C. He is an officer of various Brauvin entities, which act as the general partners of two publicly registered real estate programs. He is the president and a director of Brauvin Capital Trust, Inc. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), the predecessor of JP Morgan Chase bank, based in its Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $160.0 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. GREGORY S. KOBUS (age 56) has been a director of the Fund since its offering. Mr. Kobus is currently a Legal Administrative Specialist with the Social Security
Administration. He was the former Chairman and President of Hawthorn Bank, Mundelein, Illinois. Prior thereto, he was Senior Vice President and Manager of the Financial Institution Group at Exchange National Bank from 1983 to 1990. Prior thereto Mr. Kobus was a Vice President and Division Head (Commercial Lending) of the American National Bank and Trust Company of Chicago. Throughout his career, Mr. Kobus has been responsible for commercial loans in excess of $1.0 billion. Mr. Kobus received a B.S. in Mathematics from St. Procopius College, Lisle, Illinois in 1972 and an M.B.A. from the University of Chicago in 1979.

     MR. KENNETH S. NELSON (age 56) has been a director of the Fund since its offering. Mr. Nelson is a former Vice President of JP Morgan Securities and Director for Bank One Capital Markets, Inc., where he worked with public real estate company clients. Mr. Nelson joined First Chicago NBD Corporation the predecessor of Bank One and JP Morgan, as Vice President and Manager of its Washington, D.C. Real Estate Office. Prior to joining First Chicago NBD Corporation, Mr. Nelson was with Mellon Bank N.A. for ten years, holding various management and lending positions in its Mortgage Banking and Commercial Real Estate Departments. Mr. Nelson holds a B.A. in Mathematical Economics from Colgate University and an M.B.A. from the Wharton School of Business.

     MR. MICHAEL K. HUFF (age 42) was appointed a director of the Fund in November, 2002. Mr. Huff is a senior vice president with Trammell Crow Company's Investment Services Group, based in Dallas, Texas. Mr. Huff is responsible for the establishment and maintenance of national capital source relationships and the raising of equity capital and debt for real estate operating companies. In addition, Mr. Huff works on the disposition of commercial real estate for local, regional and national clients.

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

     MR. THOMAS E. MURPHY (age 39) is the treasurer and chief financial officer of the Fund. He is the chief financial officer of various Brauvin entities, which act as general partners of two publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc. and Brauvin Securities, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Fund's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois CPA Society.

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

     To the Fund's knowledge, and based solely upon a review of the copies of such reports furnished to the Fund, and upon written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 10.  Executive Compensation.

     The Fund is managed by the Advisor pursuant to the terms of the Advisory Agreement as defined in the Prospectus and does not pay compensation to its officers. Each of the Independent Directors receives annual compensation of $5,000. Aggregate compensation paid to directors during 2005 and 2004 was approximately $15,000 and $15,000, respectively. Accordingly, disclosures typically required by Item 402 of Regulation S-B are not applicable to the Fund, as the Fund has no compensated executive officers. See Item 12 "Certain Relationships and Related Transactions" for discussion of the fees paid to the Advisor and its affiliates.

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

     Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive acquisition fees for services rendered in connection with the selection or acquisition of any property however designated as real estate commissions, selection fees, development fees, or any fees of a similar nature. Such acquisition fees may not exceed the lesser of (a) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing business in the same geographic locale and for comparable properties or (b) 3.5% of the gross proceeds of the Fund's offering. The Fund will also reimburse the Advisor an amount estimated to be 0.75% of the gross proceeds of the offering in connection with any expenses attendant to the acquisition of properties whether or not acquired. In 2005, the Fund paid the Advisor approximately $19,100 for deferred acquisition fees.

     Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an advisory fee, payable monthly. In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. In 2004, 2005 and 2006, the independent directors again reviewed the Advisory Agreement, and the advisory fee was renewed for a one year period at an annual amount of $145,000.


     Advisory fees of $144,996 and $144,996 were paid by the Fund in 2005 and 2004 respectively inclusive of amounts accrued in prior years.

     Pursuant to the terms of the Management Agreement, Brauvin Management Company ("BMC"), an affiliate of the Advisor, provided leasing and re-leasing services to the Fund in connection with the management of Fund's properties. The property management fee payable to an affiliate of the Advisor shall not exceed the lesser of: (a) fees which are competitive for similar services in the geographical area where the properties are located; or (b) 1% of the gross revenues of each property. Property management fees of $9,747 and $13,167 were incurred by the Fund in 2005 and 2004 respectively, to BMC.

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

Item 13.  Exhibits.

(a)  Exhibits  required by the Securities and Exchange Commission
     Regulation S-B, Item 601:

            Exhibit No.   Description
            *****2         Plan of Liquidation
            *3(a)          Amended  Articles of Incorporation  of
                           Brauvin Net Lease V, Inc.
            *3(b)          By-laws of Brauvin Net Lease V, Inc.
            *4            Specimen Stock Certificate
            **10(a)       Advisory Agreement
            **10(b)        Assignment  and  Assumption  Agreement
                           among   Brauvin  Realty  Advisors   V,
                           Inc.,   Brauvin  Realty  Advisors   V,
                           L.L.C., the Fund and Jerome Brault
            *10(c)         Agreement   of   Purchase   and   Sale
                           between    Country   Harvest    Buffet
                           Restaurants,  Inc. and  Brauvin,  Inc.
                           on  behalf of the Fund dated  November
                           11, 1994
            *10(d)         Lease  between Country Harvest  Buffet
                           Restaurants,  Inc. and  Brauvin,  Inc.
                           on  behalf of the Fund dated  November
                           21, 1994
            *10(e)         Agreement   of   Purchase   and   Sale
                           between Bomasada Investment Group  II,
                           L.L.C. ("Bomasada") and Brauvin,  Inc.
                           on  behalf of the Fund dated  December
                           12,  1994 (with lease between Bomasada
                           and  Blockbuster  Videos,  Inc.  dated
                           March 23, 1994 attached)
            *10(f)         Testing    and   Remediation   License
                           Agreement    between   Bomasada    and
                           Diamond Shamrock Stations, Inc.  dated
                           July 8, 1994
            *10(g)         Assignment  of Shopping  Center  Lease
                           by  and between Blockbuster Investment
                           Group  II  L.L.C. and the  Fund  dated
                           January 31, 1995
            *10(h)         Assignment  of Testing and Remediation
                           License   Agreement  between  Bomasada
                           and the Fund dated January 31, 1995.
            *10(i)         Agreement   of   Purchase   and   Sale
                           between    HMG/Courtland   Properties,
                           Inc.  ("HMG")  and Brauvin,  Inc.,  on
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
                           1996.
            ***10(s)       Purchase  and  Sale Agreement  between
                           Germantown     Associates      Limited
                           Partnership       and       Germantown
                           Associates,  Inc., on  behalf  of  the
                           Fund  dated  January  21,  1997  (with
                           schedule  of leases between (1)  Lewis
                           J.  Stowe,  III and Firestone  Tire  &
                           Rubber    Company   now    known    as
                           Bridgestone/Firestone,     Inc.     as
                           amended dated September 25, 1986;  and
                           (2)  Lewis  J.  Stowe, III  and  Jiffy
                           Lube   of   Pennsylvania,   Inc.,   as
                           amended  dated  June 11,  1986.   Both
                           leases are attached)
            ***10(t)       Assignment  and  Assumption  Agreement
                           between  Germantown Associates Limited
                           Partnership       and       Germantown
                           Associates,  Inc.  dated  January  21,
                           1997.
                             ****10(u)     Agreement for Purchase
                           and    Sale    between   JDN    Realty
                           Corporation,  and  Brauvin,  Inc.,  on
                           behalf of the Fund dated May 8, 2002.
          *****10(v)       Agreement   for  Purchase   and   Sale
                           between  Houma  Dollar  Partners,  LLC
                           and  Brauvin, Inc., on behalf  of  the
                           Fund dated March 14, 2003.
         ******16          Letter  of  Ernst  & Young  LLP  dated
                           December 10, 1996
          *****21         Subsidiaries  of  the  small   business
                           issuer
     *Incorporated by reference from the exhibits filed with the Fund's registration statement (Registration No. 33-70550) on Form S-11 filed under the Securities Act of 1933. **Management Contract
     ***Incorporated by reference from 1996 Form 10K SB/A filed on June 19, 1997.
     ****Incorporated by reference to 2002 Form 10-KSB filed on April 16, 2003.

     *****Incorporated by reference to 2003 Form 10-KSB filed on April 13, 2004.

     ******Incorporated by reference from Exhibit 16 filed with the Fund's Form 8-K/A filed on December 12, 1996.


Item 14.  Principal Accountant Fees and Services

  The Board of Directors, upon recommendation of the Audit Committee, has appointed Altschuler, Melvoin and Glasser LLP ("AMG") as principal accountants for the Fund for 2004 and 2005. AMG has audited the Fund's financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. AMG has not
performed any other services for the Fund.

  Audit Fees - The aggregate fees for each of the last two years billed for professional services rendered for the audit of the Fund's annual financial statements and reviews of interim financial information included in Form 10-QSB aggregated $33,000 during 2005 and $32,000 during 2004.

  AMG had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AMG had no full time employees and, therefore, none of the audit services performed were provided by permanent, full-time employees of AMG. Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. ("RSM") and AMG's relationship with TBS has been replaced with a similar relationship with RSM. AMG manages and supervises the audit engagement and the audit staff and is exclusively responsible for the opinion rendered in connection with its audit. Tax compliance services were provided by TBS for which fees billed amounted to $8,875 and $12,400 as of December 31, 2005 and 2004, respectively. Tax compliance services for 2005 will be provided by RSM.

  No other services have been provided by TBS or RSM.

  In accordance with audit committee policy, all services provided by AMG, TBS and RSM are required to be and have been pre-approved by the audit committee.

                           SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              BRAUVIN NET LEASE V, INC.
                              (Registrant)
Date: 3/30/06                By:  /s/ Jerome J. Brault
                                  Jerome J. Brault,
                                  Chairman, President
                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature                       Title                      Date

/s/ Jerome J. Brault            Chairman, President        3/30/06
Jerome J. Brault               and Chief Executive
                              Officer


/s/ Kenneth S. Nelson          Director                    3/26/06
Kenneth S. Nelson


/s/ James L. Brault            Director, Executive         3/30/06
James L. Brault                Vice President and
                               Secretary

/s/ Gregory S. Kobus            Director                   3/29/06
Gregory S. Kobus


/s/ Michael K. Huff             Director                   3/27/06
Michael K. Huff


/s/ Thomas E. Murphy            Treasurer and  Chief       3/30/06
Thomas E. Murphy               Financial    Officer
                              (Principal
                              Accounting Officer)







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

                    DATE: March 30, 2006





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





                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE: March 30, 2006




                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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




            /s/ Jerome J. Brault
                    Jerome J. Brault
                    Chief Executive Officer

                    DATE:     March 30, 2006

            /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:     March 30, 2006




     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm   F-2

Consolidated Statement of Net Assets in Liquidation,
 December 31, 2005                                        F-3

Consolidated Statement of Changes in Net Assets in
 Liquidation from January 1, 2005 to December 31, 2005
 (Liquidation Basis)                                      F-4

Consolidated Statement of Changes in Net Assets in
 Liquidation from January 1, 2004 to December 31, 2004
 (Liquidation Basis)                                      F-5

Consolidated Statements of Operations for the years ended
December 31,2005 and December 31,2004(Liquidation Basis)  F-6

Notes to Consolidated Financial Statements                F-9


All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable, or immaterial.




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Brauvin Net Lease V, Inc.

We have audited the accompanying consolidated financial statements of Brauvin Net Lease V, Inc. and subsidiary as of and for the years ended December 31, 2005 and 2004, as listed in the index to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Brauvin Net Lease V, Inc. and subsidiary at December 31, 2005, and the changes in its net assets in liquidation and the results of its operations for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
January 24, 2006, except as to Note 4 which is dated January  31,
2006 and Note 7 which is dated March 23, 2006




                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

       CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (LIQUIDATION BASIS)

                              December 31,
                                 2005
ASSETS
Real estate held for sale      $4,726,873
Cash and cash equivalents         767,844
Tenant receivables                  7,844
Prepaid expenses                    3,522
                               ----------
Total Assets                    5,506,083
                               ----------

LIABILITIES
Accounts payable and accrued
  expenses                        169,299
Rents received in advance           5,850
Deferred gain                   1,546,385
Reserve for estimated costs
 of liquidation                   178,248
Due to affiliates                     474
                               ----------
  Total Liabilities             1,900,256
                               ----------

Net Assets in Liquidation      $3,605,827
                               ==========


        See notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland Corporation)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
     FOR THE YEAR ENDED JANUARY 1, 2005 TO DECEMBER 31, 2005
                       (LIQUIDATION BASIS)


Net assets in liquidation
 at January 1, 2005                   $ 10,353,918

Income from continuing operations          605,267

Gain on sales of property                2,998,440

Dividends                              (10,351,798)
                                      ------------

Net assets in liquidation at
  December 31, 2005                   $  3,605,827
                                      ============










          See notes to consolidated financial statements.




                    BRAUVIN NET LEASE V, INC.
                    (a Maryland Corporation)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
     FOR THE YEAR ENDED JANUARY 1, 2004 TO DECEMBER 31, 2004
                       (LIQUIDATION BASIS)


Net assets in liquidation
 at January 1, 2004                    $ 9,671,560

Income from continuing operations        1,192,513

Gain on sale of property                   519,315

Dividends                               (1,029,470)
                                       -----------
Net assets in liquidation at
  December 31, 2004                    $10,353,918
                                       ===========










        See notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland Corporation)

              CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEAR ENDED DECEMBER 31, 2005 (LIQUIDATION BASIS) AND
    FOR THE YEAR ENDED DECEMBER 31, 2004 (LIQUIDATION BASIS)

                                December 31,        December 31,
                                   2005                2004
INCOME
Rental                          $  824,342           $1,291,840
Lease termination fee               62,068                   --
Other charges to tenants            47,070               52,290
Interest                            32,141                1,545
                                ----------           ----------
   Total income                    965,621            1,345,675
                                ----------           ----------
EXPENSES
Directors' fees                      9,000                   --
Advisory fees                       72,555                   --
Management fees                      9,747               13,167
General & administrative           205,454               98,043
Acquisition costs                   19,094                   --
Real estate taxes                   44,504               41,952
                                ----------           ----------
   Total expenses                  360,354              153,162
                                ----------           ----------
Income from continuing
 operations                        605,267            1,192,513

 Gain on sales of property       2,998,440              519,315
                                ----------           ----------
Net income                      $3,603,707           $1,711,828
                                ==========           ==========
Net income per share
 (Based on weighted average
 shares outstanding of
 1,286,163)                     $     2.80           $    $1.33
                                ==========           ===========

         See notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization
   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, A Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three
Dollar General stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004. The Jiffy Lube and Firestone facility, the Country Harvest Buffet Restaurant, the Pier 1 Imports, the Blockbuster Video, the Taylor Rental and one Dollar General were sold during the year ended December 31, 2005.

The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At December 31, 2005, the gross proceeds raised were $12,881,903, netof liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

   On November 6, 2003 the Board of Directors approved the adoption of a plan of liquidation which contemplates the sale of all of the Fund's assets within a twenty-four month period. On June 30, 2004, the stockholders also approved the plan of liquidation.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of December 31, 2005.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Rental Income

   Prior to the preparation of the financial statements on the liquidation basis of accounting, rental income was recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable. Upon the adoption of the liquidation basis of accounting on November 7,2003, the differences were written off to profit and loss.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2005. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the year ended December 31, 2005.


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

   Implementation of SFAS 141 and 142 to the Company's acquisition during year 2002 has resulted in the recognition of additional intangible assets (acquired in place lease origination costs aggregating $125,000 and an above market lease in the amount of $141,000). The intangible assets were being amortized over the remaining term of the acquired lease (7.3 years). Upon the adoption of the liquidation basis of accounting on November 7, 2003, the unamortized balance of the intangibles was charged to income.

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

   Tenant Receivables

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2005, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at December 31, 2005.

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

   Variable Interest Entities

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

   Liabilities and Equity Characteristics

   In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning July 1, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have an impact on the Fund's financial statements.

   Recent Accounting Pronouncements

   During 2005, FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which is effective for the Company's year ended December 31, 2005. FIN 47 is an interpretation of FASB Statement No. 143 "Asset Retirement Obligations. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on the Company's consolidated financial statements.

   SFAS  No.  153, "Exchanges of Nonmonetary Assets-an  amendment of APB Opinion 29" issued by FASB in December 2004, generally requires exchanges of productive assets to be accounted for at fair value rather than carryover basis unless the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not anticipated to have a material impact on the Company's financial position or results of operations.

   In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections" was issued by FASB. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement requires voluntary changes in accounting policies to be accounted for retrospectively with prior periods to be restated as if the newly adopted policy had always been used. The provisions of SFAS No. 154 could have an impact on prior year financial statements if the Company has a change in accounting policy.

   In June 2005, FASB ratified its consensus in EITF Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-
05). Issue 04-05 is effective for all new or modified partnerships after June 29, 2005 and for all new partnerships after December 31, 2005. The adoption of Issue 04-05 did not have an impact on the Company's financial statements.


(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On November 7, 2003, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net
realizable  values  and  liabilities  were  adjusted   to   their
estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting charged to income in 2003, was $1,047,432.

   Additionally  a deferred gain was recorded in 2003.   Deferred
gain is recognized in income on completion of property sales.

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

   Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive acquisition fees for services rendered in connection with the selection or acquisition of any property however designated as real estate commissions, selection fees, development fees, or any fees of a similar nature. Such acquisition fees may not exceed the lesser of (a) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing business in the same geographic locale and for comparable properties or (b) 3.5% of the gross proceeds of the Fund's offering. The Fund will also reimburse the Advisor an amount estimated to be 0.75% of the gross proceeds of the offering in connection with any expenses attendant to the acquisition of properties whether or not acquired. In 2005, the Fund paid the Advisor approximately $19,100 for deferred acquisition fees.

   Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to an annual advisory fee until the fifth anniversary of the termination of the offering, payable monthly, in an amount equal to 0.60% of the gross proceeds during the offering. Following the termination of the offering, the annual advisory fee is an amount equal to the greater of: (i) .60% of gross proceeds, or (ii) $175,000.
   In February 2001, the independent directors reviewed the Advisory Agreement, and modified the annual amount of the advisory fee to $145,000. The $145,000 represents approximately 1.4% of invested assets. In 2002, the independent directors again reviewed the Advisory Agreement, and the advisory fee was renewed for a one year period at an annual amount of $145,000. The independent directors reviewed the terms of the agreement in May of 2004, February 2005 and January 2006, and renewed it on the same terms for one year.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the years ended December 31, 2005 and 2004 were as follows:

                              2005                  2004
                            --------              --------
Advisory fees               $144,996              $144,996
Acquisition costs             19,094                    --
Reimbursable office expenses  16,200                16,200
Management fees                9,747                13,167
                            --------              --------
                            $190,937              $174,363
                            ========              ========



   As of December 31, 2005 the amount owed to affiliates is $474, which is for management fees.

    The  2005 and 2004 Advisory fees were accrued on November  7,
2003  as  part  of the reserve of estimated costs of liquidation.
An additional $72,555 was accrued at December 31, 2005.

(4)  DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2004:
                                          Annualized
Declaration       Record       Payment     Dividend
   Date         Dates           Date(a)      Rate      Amount
 1/29/04    10/1/03-12/31/03    2/15/04      8.00%    $259,347
 5/06/04      1/1/04-3/31/04    5/15/04      8.00%     255,827
 8/05/04      4/1/04-6/30/04    8/15/04      8.00%     255,657
11/04/04      7/1/04-9/30/04   11/15/04      8.00%     258,639
 1/27/05    10/1/04-12/31/04    1/31/05     53.00%   1,715,649
 5/04/05      1/1/05-3/31/05    5/15/05     81.15%   2,573,700
 8/04/05      4/1/05-6/30/05    8/15/05     46.78%   1,500,001
11/03/05      7/1/05-9/30/05   11/15/05    140.74%   4,562,448
 1/26/06    10/1/05-12/31/05    1/31/06     14.13%     458,001

  (a) On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649. On
        May  15,  2005,  checks  were issued  in  the  amount  of
        $253,700  and  $2,320,000  for  a  total  of  $2,573,700.
        Included in the 2005 dividend figures was return of capital distributions totaling $9,587,100 ($1,526,000 distributed in January, $2,320,000 in May, $1,355,400 in August, and $4,385,700 in November). Included in the 2006 dividend amount is a $414,000 return of capital distribution.

   (b) Based on outstanding shares at the original offer price.


      A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund had registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. At December 31, 2005 there were approximately 68,797 shares purchased through the Reinvestment Plan. Effective February 13, 2001, the Board of Directors discontinued the Dividend
Reinvestment Plan. Subsequently, dividends have been paid in cash.

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


   The following is a schedule of noncancellable future minimum rental payments due to the Fund under operating leases of the Fund's properties as of December 31, 2005:

     Year ending December 31: 2006      $  445,442
                              2007         445,442
                              2008         448,034
                              2009         460,996
                              2010         412,663
                            Thereafter   2,795,901
                                        ----------
                                        $5,008,478
                                        ==========

(6)  PROPERTY SALES

   On  December  17,  2004 the Fund sold the  Chili's  Restaurant property  to  an  unaffiliated third party for a  sale  price  of
$1,535,000.    The  net  proceeds  received  were   approximately
$1,526,000.

   On  April 22, 2005, the Fund sold the Jiffy Lube and Firestone property  to  an unaffiliated third party for the sale  price  of
$2,405,000.    The  net  proceeds  received  were   approximately
$2,327,000.

   On June 15, 2005, the Fund sold the Country Harvest Buffet to an unaffiliated third party for the sale price of $1,430,000.
The net proceeds received were approximately $1,355,000.

   On  September  12,  2005  the Fund sold  the  Pier  1  Imports property  to  an unaffiliated third party for the sale  price  of
$2,300,000.    The  net  proceeds  received  were   approximately
$2,242,000.

   On October 18, 2005, the Fund sold the Blockbuster Video property in Lakewood, Colorado to an unaffiliated third party for a sale price of $1,425,000. The net proceeds received by the Fund at closing were approximately $1,389,000.

   On November 9, 2005 the Fund sold the Taylor Rental property to an unaffiliated third party for the sale price of $800,000.
The net sales proceeds received were approximately $754,000.

   On  November  15, 2005, the Fund sold the Dollar General  Lake
Charles property to an unaffiliated third party for the sale price of $428,000. The net proceeds received were approximately
$414,000.


(7)  SUBSEQUENT EVENT

   In January 2006, the Fund entered into a contract with an unaffiliated third party for the sale of the Houma, Louisiana Dollar General property. On March 23, 2006, the Fund sold the Dollar General Houma property for a sale price of $423,000. The Fund received net proceeds of approximately $409,000 from this sale.

   On March 2, 2006, the Fund entered into a contract with a third party for the sale of the Chauvin, Louisiana Dollar General property. The buyer is currently conducting its due diligence on the asset and there is no assurance that the transaction will be consummated.