Form 10QSB
period 2006-03-31
BRAUVIN NET LEASE V INC
filed 2006-05-18
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 2006


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

Indicate by check mark whether the registrant is a shell  company
(as defined by Rule 12b-2 of the Exchange Act).  Yes     No   X.

As of May 17, 2006, the registrant had 1,286,163 shares of Common
Stock outstanding.

Transitional small business disclosure format (check one)
Yes ___ No  X .


                              INDEX
                  PART I -Financial Information
                                                         Page
Item 1.   Consolidated Financial Statements                  3

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2006                               4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2006 to
          March 31, 2006 (Liquidation Basis)                 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          March 31, 2005 (Liquidation Basis)                 6

          Consolidated Statements of Operations for the
          three months ended March 31, 2006 and March 31, 2005
          (Liquidation Basis)                                7

          Notes to Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      22

Item 3.   Controls and Procedures                           25

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 26

Item 2.   Changes in Securities                             26

Item 3.   Defaults Upon Senior Securities.                  26

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            26

Item 5.  Other Information                                  26

Item 6.  Exhibits and Reports on Form 8-K                   26

Signatures                                                  27



                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2006 to March 31, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to March 31, 2005 (Liquidation Basis), and Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 (Liquidation Basis) for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund's 2005 Annual Report on Form 10-KSB.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)


       CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                              March 31,
                                                 2006
                                              ---------
ASSETS

Real estate held for sale                     $4,318,167
Cash and cash equivalents                        774,644
Tenant receivables                                 3,016
Prepaid expenses                                   1,667
                                              ----------

  Total Assets                                 5,097,494
                                              ----------

LIABILITIES

Accounts payable and accrued expenses            163,432
Deferred gain on sale of real estate           1,434,093
Prepaid rent                                       8,984
Reserve for estimated costs during
  the period of liquidation                      122,079
Due to affiliates                                    503
                                              ----------
  Total Liabilities                            1,729,091
                                              ----------
Net Assets in Liquidation                     $3,368,403
                                              ==========







  See accompanying notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)



      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2006 TO MARCH 31, 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at
   January 1, 2006                           $3,605,827

Income from continuing operations               108,085

Gain on sales of property                       112,492

Dividends                                      (458,001)
                                             ----------

Net assets in liquidation at
   March 31, 2006                            $3,368,403
                                             ==========










  See accompanying notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)



      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2005 TO MARCH 31, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at
   January 1, 2005                          $10,353,918

Income from continuing operations               286,762

Dividends                                    (1,715,649)
                                            -----------

Net assets in liquidation at
   March 31, 2005                           $ 8,925,031
                                            ===========














  See accompanying notes to consolidated financial statements.



                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)



                    STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 31, 2006 (LIQUIDATION BASIS)
             AND MARCH 31, 2005 (LIQUIDATION BASIS)
                           (Unaudited)


                              March 31,        March 31,
                                2006              2005
                              ---------         --------
INCOME
Rental                       $110,393           $296,641
Other charges to tenant         3,416             32,609
Interest and other              1,910              2,435
                             --------           --------
  Total income                115,719            331,685
                             --------           --------

EXPENSES
Management fees                 1,234              3,310
Real estate taxes                  --             30,752
General and administrative      6,400             10,861
                             --------           --------
  Total expenses                7,634             44,923
                             --------           --------
Income from continuing
  operations                  108,085            286,762

Gain on sale of property      112,492                 --
                             --------           --------

Net income                   $220,577           $286,762
                             ========           ========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.17          $   0.22
                             ========          ========









  See accompanying notes to consolidated financial statements.


                    BRAUVIN NET LEASE V, INC.
                    (a Maryland corporation)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three
Dollar General stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004. The Jiffy Lube and Firestone facility, the Country Harvest Buffet Restaurant, the Pier 1 Imports, the Blockbuster Video, the Taylor Rental and one Dollar General were sold during the year ended December 31, 2005. One Dollar General was sold during the three months ended March 31, 2006.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At March 31, 2006, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

   On November 6, 2003, the Board of Directors approved the adoption of a plan of liquidation which contemplates the sale of all of the Fund's assets within a twenty-four month period. On June 30, 2004, the stockholders also approved the plan of liquidation.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of March 31, 2006.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Rental Income

   Prior to the preparation of the financial statements on the liquidation basis of accounting, rental income was recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable. Upon the adoption of the liquidation basis of accounting on November 7, 2003, the differences were written off to profit and loss.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2006. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 2006.

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

   The fair value estimates presented herein are based on information available to management as of March 31, 2006, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at March 31, 2006.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Fund effective January 1, 2001. The Fund has no derivatives in 2006 and 2005.

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

   SFAS  No.  153, "Exchanges of Nonmonetary Assets-an  amendment of APB Opinion 29" issued by FASB in December 2004, generally requires exchanges of productive assets to be accounted for at fair value rather than carryover basis unless the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

   Fees,  commissions and other expenses incurred and payable  to the  Advisor  or its affiliates for the three months ended  March
31, 2006 and 2005 were as follows:
                               2006                  2005
                             -------               -------
Advisory fees                $36,249               $36,249
Reimbursable office expenses   4,050                 4,050
Management fees                1,234                 3,310
                             -------               -------
                             $41,533               $43,609
                             =======               =======

   As of March 31, 2006, the amount owed to affiliates is $503, which is for management fees.

   The 2005 and 2004 advisory fees were accrued on November 7, 2003 as part of the reserve of estimated costs of liquidation.
An additional $72,555 was accrued at December 31, 2005.


(4)  DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2004:
                                          Annualized
Declaration      Record         Payment    Dividend
   Date         Dates           Date(a)     Rate (b)   Amount
 1/29/04    10/1/03-12/31/03    2/15/04      8.00%    $259,347
 5/06/04      1/1/04-3/31/04    5/15/04      8.00%     255,827
 8/05/04      4/1/04-6/30/04    8/15/04      8.00%     255,657
11/04/04      7/1/04-9/30/04   11/15/04      8.00%     258,639
 1/27/05    10/1/04-12/31/04    1/31/05     53.00%   1,715,649
 5/04/05      1/1/05-3/31/05    5/15/05     81.15%   2,573,700
 8/04/05      4/1/05-6/30/05    8/15/05     46.78%   1,500,001
11/03/05      7/1/05-9/30/05   11/15/05    140.74%   4,562,448
 1/26/06    10/1/05-12/31/05    1/31/06     14.13%     458,001
  5/4/06      1/1/06-3/31/06    5/15/06     14.66%     465,000

  (a) On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649. On
        May  15,  2005,  checks  were issued  in  the  amount  of
        $253,700  and  $2,320,000  for  a  total  of  $2,573,700.
        Included in the 2005 dividend figures was return of capital distributions totaling $9,587,100 ($1,526,000 distributed in January, $2,320,000 in May, $1,355,400 in August, and $4,385,700 in November). Included in the 2006 dividend amounts are return of capital distributions totaling $822,900 ($414,000 distributed in January and $408,900 distributed in May).

   (b) Based on outstanding shares at the original offer price.

   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund had registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. At March 31, 2006, there were approximately 68,797 shares purchased through the Reinvestment Plan. Effective February 13, 2001, the Board of Directors discontinued the Dividend Reinvestment Plan. Subsequently, dividends have been paid in cash.

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


(5)  PROPERTY SALES

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

   On March 23, 2006, the Fund sold the Dollar General Houma property for a sale price of $423,000. The net proceeds received were approximately $409,000.


(6)  PROPERTY CONTRACTS

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

Liquidity and Capital Resources

   As of March 31, 2006, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of March 31, 2006.


Results of Operations - 3 months - 2006 Compared to 2005

   Total  income  for  the  period  ended  March  31,  2006   was
approximately $116,000. Total expenses were approximately $8,000 and net income was approximately $221,000.

   Total income was approximately $116,000 in 2006 compared to approximately $332,000 in 2005, a decrease of approximately $216,000. This decrease was due to a decrease in rental income of approximately $186,000 and a decrease in other charges to tenants of approximately $31,000. Rental income and other charges to tenants decreased as a result of property sales.

   Total expenses incurred in 2006 were approximately $8,000, compared to approximately $45,000 in 2005, a decrease of approximately $37,000. The decrease was due primarily to a $31,000 decrease in real estate tax expense, as a result of property sales.


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


Item 3. Controls and Procedures

   Within 90 days prior to the date of this 2006 Quarterly Report, we completed an evaluation, under the supervision and with the participation of management, including our Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

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

                                   DATE: May 17, 2006


                              By:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer

                                   DATE: May 17, 2006


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

                         DATE: May 17, 2006





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


                    BY:  /s/ Thomas E. Murphy
                         Thomas E. Murphy
                         Chief Financial Officer

                         DATE: May 17, 2006




                           Exhibit 99
                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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


                     /s/ Jerome J. Brault
                    Jerome J. Brault
                    Chief Executive Officer

                    DATE:  May 17, 2006

                     /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:  May 17, 2006