Form 10QSB
period 2006-06-30
BRAUVIN NET LEASE V INC
filed 2006-08-15
CIK 913762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2006


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

As of August 14, 2006, the registrant had 1,286,163 shares of Common Stock outstanding.

Transitional small business disclosure format (check one)
Yes ___ No  X .


                              INDEX
                  PART I -Financial Information
                                                           Page
Item 1.   Consolidated Financial Statements                  3

          Consolidated Statement of Net Assets in Liquidation
          as of June 30, 2006                                4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2006 to
          June 30, 2006 (Liquidation Basis)                  5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          June 30, 2005 (Liquidation Basis)                  6

          Consolidated Statements of Operations for the
          six months ended June 30, 2006 and June 30, 2005
          (Liquidation Basis)                                7

          Consolidated Statements of Operations for the
          three months ended June 30, 2006 and June 30, 2005
          (Liquidation Basis)                                8

          Notes to Consolidated Financial Statements         9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      23

Item 3.   Controls and Procedures                           26

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 27

Item 2.   Changes in Securities                             27

Item 3.   Defaults Upon Senior Securities.                  27

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            27

Item 5.  Other Information                                  27

Item 6.  Exhibits and Reports on Form 8-K                   27

Signatures                                                  28


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2006 to June 30, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to June 30, 2005 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2006 and June 30, 2005 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2006 and June 30, 2005 (Liquidation Basis) for Brauvin Net Lease V, Inc. (the "Fund") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

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


                       BRAUVIN NET LEASE V, INC.
                       (a Maryland corporation)

       CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                               June 30,
                                                 2006
                                              ----------
ASSETS

Real estate held for sale                     $3,929,897
Cash and cash equivalents                        616,209
Tenant receivables                                 1,077
                                              ----------

  Total Assets                                 4,547,183
                                              ----------

LIABILITIES

Accounts payable and accrued expenses             65,528
Deferred gain on sale of real estate           1,321,725
Reserve for estimated costs during
  the period of liquidation                      157,523
Due to affiliates                                    401
                                              ----------

  Total Liabilities                            1,545,177
                                              ----------

Net Assets in Liquidation                     $3,002,006
                                              ==========





  See accompanying notes to consolidated financial statements.



                       BRAUVIN NET LEASE V, INC.
                       (a Maryland corporation)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
           THE PERIOD JANUARY 1, 2006 TO JUNE 30, 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at
   January 1, 2006                            $3,605,827

Income from continuing operations                 98,251

Gain on sales of property                        220,929

Dividends                                       (923,001)

                                              ----------
Net assets in liquidation at
   June 30, 2006                              $3,002,006
                                              ==========








  See accompanying notes to consolidated financial statements.



                       BRAUVIN NET LEASE V, INC.
                       (a Maryland corporation)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
           THE PERIOD JANUARY 1, 2005 TO June 30, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at
   January 1, 2005                          $10,353,918

Income from continuing operations               517,235

Gain on sale of property                      1,420,067

Dividends                                    (4,289,349)
                                            -----------

Net assets in liquidation at
   June 30, 2005                            $ 8,001,871
                                            ===========







  See accompanying notes to consolidated financial statements.



                       BRAUVIN NET LEASE V, INC.
                       (a Maryland corporation)


                    STATEMENTS OF OPERATIONS
   FOR THE SIX MONTHS ENDED JUNE 30, 2006 (LIQUIDATION BASIS)
              AND JUNE 30, 2005 (LIQUIDATION BASIS)
                           (Unaudited)


                              June 30,          June 30,
                                2006              2005
                             --------         ----------
INCOME
Rental                       $209,351         $  530,416
Other charges to tenant         4,034             37,209
Interest and other              4,586              7,964
                             --------         ----------
  Total income                217,971            575,589
                             --------         ----------

EXPENSES
Management fees                 2,200              5,897
Directors' fees                 6,000                 --
Advisory fees                  72,498                 --
Real estate taxes                  --             28,270
General and administrative     39,022             24,187
                             --------         ----------
  Total expenses              119,720             58,354
                             --------         ----------
Income from continuing
  operations                   98,251            517,235

Gain on sale of property      220,929          1,420,067
                             --------         ----------
Net income                   $319,180         $1,937,302
                             ========         ==========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.25         $    1.51
                             ========         =========





  See accompanying notes to consolidated financial statements.



                       BRAUVIN NET LEASE V, INC.
                       (a Maryland corporation)


                    STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED JUNE 30, 2006 (LIQUIDATION BASIS)
              AND JUNE 30, 2005 (LIQUIDATION BASIS)
                           (Unaudited)


                              June 30,         June 30,
                                2006             2005
                             --------         ----------
INCOME
Rental                       $ 98,958         $  233,775
Other charges to tenant           618              4,600
Interest and other              2,676              5,529
                             --------         ----------
  Total income                102,252            243,904
                             --------         ----------

EXPENSES
Management fees                   966              2,587
Directors' fees                 6,000                 --
Advisory fees                  72,498                 --
Real estate taxes                  --             (2,482)
General and administrative     32,622             13,326
                             --------         ----------
  Total expenses              112,086             13,431
                             --------         ----------
(Loss) income from continuing
  operations                   (9,834)           230,473

Gain on sale of property      108,437          1,420,067
                             --------         ----------

Net income                   $ 98,603         $1,650,540
                             ========         ==========
Net income per Share
  (Based on weighted
  average shares outstanding
  of 1,286,163)              $   0.08         $     1.28
                             ========         ==========










  See accompanying notes to consolidated financial statements.




                       BRAUVIN NET LEASE V, INC.
                       (a Maryland corporation)



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   Brauvin Net Lease V, Inc. (the "Fund") is a Maryland corporation formed on October 14, 1993, which operates as a real estate investment trust ("REIT") under federal tax laws. The Fund has acquired properties that are leased to creditworthy corporate operators of nationally or regionally established businesses primarily in the retail and family restaurant sectors. All of the leases are on a long-term "triple net" basis generally requiring the corporate tenant to pay both base annual rent with mandatory escalation clauses and all operating expenses. The Fund acquired properties subject to leases with a Country Harvest Buffet Restaurant during the year ended December 31, 1994; an On the Border Restaurant, a Blockbuster Video, a Chili's Restaurant, a Just for Feet and a Video Watch during the year ended December 31, 1995; a Pier 1 Imports and a Taylor Rental during the year ended December 31, 1996; a Jiffy Lube and Firestone facility during the year ended December 31, 1997; a Golden Corral Restaurant during the year ended December 31, 2002; and three
Dollar General stores during the year ended December 31, 2003. The On the Border Restaurant, and the Just for Feet property were sold during the year ended December 31, 2002. The Chili's Restaurant in Birmingham, Alabama was exchanged for a similar property located in Tucker, Georgia during the year ended
December 31, 2002. The Chili's Restaurant was sold during the year ended December 31, 2004. The Jiffy Lube and Firestone facility, the Country Harvest Buffet Restaurant, the Pier 1 Imports, the Blockbuster Video, the Taylor Rental and one Dollar General were sold during the year ended December 31, 2005. Two Dollar Generals were sold during the six months ended June 30, 2006.

   The advisory agreement provides for Brauvin Realty Advisors V, L.L.C. (the "Advisor"), an affiliate of the Fund, to be the advisor to the Fund. The Fund registered the sale of up to
5,000,000 shares of common stock at $10.00 per share in an initial public offering filed with the Securities and Exchange Commission ("Registration Statement") and the issuance of 500,000 shares pursuant to the Fund's dividend reinvestment plan. On August 8, 1994, the Fund sold the minimum 120,000 shares required under its Registration Statement and commenced its real estate activities. The offering period for the sale of common stock terminated on February 25, 1996. At June 30, 2006, the gross proceeds raised were $12,881,903, net of liquidations of $663,172, and includes $200,000 invested by the Advisor ("Initial Investment"), before reduction for selling commissions and other offering costs.

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

   Basis of Presentation

   As  a  result  of  the  November 6, 2003  Board  of  Directors approval of the plan of liquidation and, in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires  significant  assumptions by management,  including  the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of June 30, 2006.

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

   The Fund has performed an analysis of its long-lived assets, and the Fund's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2006. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 2006.


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

   The fair value estimates presented herein are based on information available to management as of June 30, 2006, but may not necessarily be indicative of the amounts that the Fund could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate fair value at June 30, 2006.

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

   Recent Accounting Pronouncements

   During 2005, FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which is effective for the Company's year ended December 31, 2005. FIN 47 is an interpretation of FASB Statement No. 143 "Asset Retirement Obligations". Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on the Company's consolidated financial statements.

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

   Fees, commissions and other expenses incurred and payable to the Advisor or its affiliates for the six months ended June 30, 2006 and 2005 were as follows:

                              2006                  2005
                             -------               -------
Advisory fees                $72,498               $72,498
Reimbursable office expenses   9,350                 8,100
Management fees                2,200                 5,897
                             -------               -------
                             $84,048               $86,495
                             =======               =======

   As of June 30, 2006, the amount owed to affiliates is $401, which is for management fees.

   The  2005  and 2004 advisory fees were accrued on November  7,
2003  as  part  of the reserve of estimated costs of liquidation.
An  additional $72,498 and $72,555 was accrued at June  30,  2006 and December 31, 2005, respectively.

(4)  DIVIDENDS

   Below  is  a  table summarizing the dividends  declared  since
January 1, 2004:
                                          Annualized
Declaration      Record         Payment    Dividend
   Date          Dates           Date(a)     Rate (b)   Amount
-----------   ------------      -------    --------   --------
 1/29/04    10/1/03-12/31/03    2/15/04      8.00%    $259,347
 5/06/04      1/1/04-3/31/04    5/15/04      8.00%     255,827
 8/05/04      4/1/04-6/30/04    8/15/04      8.00%     255,657
11/04/04      7/1/04-9/30/04   11/15/04      8.00%     258,639
 1/27/05    10/1/04-12/31/04    1/31/05     53.00%   1,715,649
 5/04/05      1/1/05-3/31/05    5/15/05     81.15%   2,573,700
 8/04/05      4/1/05-6/30/05    8/15/05     46.78%   1,500,001
11/03/05      7/1/05-9/30/05   11/15/05    140.74%   4,562,448
 1/26/06    10/1/05-12/31/05    1/31/06     14.13%     458,001
  5/4/06      1/1/06-3/31/06    5/15/06     14.66%     465,000
  8/3/06      4/1/06-6/30/06    8/15/06     11.98%     384,000

  (a) On January 31, 2005 checks were issued in the amount of $266,437 and $1,449,212 for a total of $1,715,649. On
        May  15,  2005,  checks  were issued  in  the  amount  of
        $253,700  and  $2,320,000  for  a  total  of  $2,573,700.
        Included in the 2005 dividend figures was return of capital distributions totaling $9,587,100 ($1,526,000 distributed in January, $2,320,000 in May, $1,355,400 in August, and $4,385,700 in November). Included in the 2006 dividend amounts are return of capital distributions totaling $1,206,900 ($414,000 distributed in January, $408,900 distributed in May and $384,000 distributed in August).

   (b) Based on outstanding shares at the original offer price.


   A dividend reinvestment plan ("Reinvestment Plan") was available to the stockholders so that stockholders, if they so elected, may have their distributions from the Fund invested in shares. Until the third anniversary of the termination of the offering, the price per share purchased through the Reinvestment Plan shall equal $10 per share with the purchase of partial shares allowed. The Fund had registered 200,000 shares for distribution solely in connection with the Reinvestment Plan. At June 30, 2006, there were approximately 68,797 shares purchased through the Reinvestment Plan. Effective February 13, 2001, the Board of Directors discontinued the Dividend Reinvestment Plan. Subsequently, dividends have been paid in cash.

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

   On May 26, 2006, the Fund sold the Dollar General Chauvin property for a sale price of $398,000. The net proceeds received were approximately $384,000.

(6)  PROPERTY CONTRACTS & LETTER OF INTENT

   On July 3, 2006, the Fund entered into a contract with a third party for the sale of the Golden Corral property. The potential buyer terminated the contract during its due diligence period. The Fund will continue to market this property for sale.

   The Fund is currently negotiating a letter of intent for the sale of its Hollywood Video property. There is no assurance that this contemplated transaction will be consummated.



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

Liquidity and Capital Resources

   As of June 30, 2006, the Fund had received $11,539,065 in connection with the sale of shares, net of selling commissions and other offering costs, including $200,000 paid by the Advisor for a share of stock as disclosed in the Prospectus and liquidations of $663,172.

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

   On May 26, 2006, the Fund sold the Dollar General Chauvin property for a sale price of $398,000. The Fund received net proceeds of approximately $384,000 from this sale.


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

   As a result of the Board of Directors' approval of the Plan of Liquidation, and in accordance with generally accepted accounting principles, the Fund's financial statements for periods subsequent to November 6, 2003 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2006.


Results of Operations - 6 months - 2006 Compared to 2005

   Total   income  for  the  period  ended  June  30,  2006   was
approximately   $218,000.   Total  expenses  were   approximately
$120,000 and net income was approximately $319,000.

   Total income was approximately $218,000 in 2006 compared to approximately $576,000 in 2005, a decrease of approximately $358,000. This decrease was due to a decrease in rental income of approximately $321,000 and a decrease in other charges to tenants of approximately $33,000. Rental income and other charges to tenants decreased as a result of property sales.

   Total expenses incurred in 2006 were approximately $119,000, compared to approximately $58,000 in 2005, an increase of approximately $61,000. The increase in expenses is a result of increasing the reserve for liquidation expenses.

Results of Operations - 3 months - 2006 Compared to 2005

   Total   income  for  the  period  ended  June  30,  2006   was
approximately   $102,000.   Total  expenses  were   approximately
$112,000 and net income was approximately $99,000.

   Total income was approximately $102,000 in 2006 compared to approximately $244,000 in 2005, a decrease of approximately $142,000. This decrease was due to a decrease in rental income of approximately $135,000 and a decrease in other charges to tenants of approximately $4,000. Rental income decreased as a result of the property sales.

   Total expenses incurred in 2006 were approximately $112,000, compared to approximately $13,000 in 2005, an increase of approximately $99,000. The increase in expenses is a result of increasing the reserve for liquidation expenses.


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

   None.

Item 3.  Defaults upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   An  annual meeting of stockholders was held on June  8,  2006.
The following is a list of directors whose term of office was retained:

   Jerome J. Brault
   James L. Brault
   Michael K. Huff
   Gregory S. Kobus
   Kenneth S. Nelson

    The selection of Alschuler, Melvoin and Glasser LLP as independent accountants for the fund year ended December 31, 2006 was submitted for a vote. There were 624,756.809 shares voted "FOR" the ratification and 5,813.5810 shares voted "AGAINST", and 16,255.173 abstained. Based on the number of shares voted "FOR", Alschuler, Melvoin and Glasser LLP was retained as independent accountant.

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

                                   DATE: August 14, 2006


                              By:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer

                                   DATE: August 14, 2006






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

                         DATE: August 14, 2006




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



                    BY:  /s/ Thomas E. Murphy
                         Thomas E. Murphy
                         Chief Financial Officer

                         DATE: August 14, 2006




                           Exhibit 99
                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                    DATE:  August 14, 2006

                     /s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer

                    DATE:  August 14, 2006